Form 10QSB
period 2003-01-31
SONIC MEDIA CORP
filed 2003-05-07
CIK 1175594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10QSB
      [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003 OR
      [ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from to

COMMISSION FILE NUMBER 333-92460
SONIC MEDIA CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State of other jurisdiction of incorporation or organization)

68-0507505
(IRS Employer Identification Number)

2200-1420 Fifth Avenue
Seattle, WA
98101
(Address of principal executive offices)

(206) 310-1344
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.0001; 4,997,040 shares outstanding as of May 6, 2003.

 			    SONIC MEDIA CORP.
			(Development Stage Company)
                             BALANCE SHEET
                           January 31, 2003


                                             (Unaudited)
                                              Jan 31,
                                                2003
ASSETS
CURRENT ASSETS

     Cash                                    	$404

          Total Current Assets			$404


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable-related party  		$4,234

          Total Current Liabilities		$4,234

STOCKHOLDERS' DEFICIENCY

     Common stock
        100,000,000 shares authorized at
	$0.0001 par value;4,000,000 shares
	issued and outstanding          	   400
     Capital in excess of par value 		   100
     Deficit accumulated during development
	stage                			(4,330)
          Total Stockholders' Deficiency 	(3,830)

                                             $     404



The accompanying notes are an integral part of these financial statements.

                       SONIC MEDIA CORP.
                  (Development Stage Company)
                    STATEMENTS OF OPERATIONS
                          (Unaudited)
     For the Three and Nine Months Ended January 31, 2003, and for the Period May 1, 2002, (date of inception) to January 31, 2003

                        Three Months    Nine Months       May 1, 2002
			Jan 31, 2003   Jan 31, 2003       to Jan 31, 2003



REVENUES                 $    -            $    -           $    -

EXPENSES                    414            $ 4,330            4,330

NET LOSS                 $ (414)           $(4,330)         $(4,330)





NET LOSS PER COMMON
  SHARE

     Basic                    $    -           $    -



AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)

     Basic                    4,000              4,000

The accompanying notes are an integral part of these financial statements.



                       SONIC MEDIA CORP.
                  (Development Stage Company)
                    STATEMENT OF CASH FLOWS
                          (Unaudited)
          For the Nine Months Ended January 31, 2003,
and for the Period May 1, 2002, (date of inception) to January 31, 2003


                                   		Jan 31,        May 1, 2002 to
                                   		2003           Jan 31, 2003
CASH FLOWS FROM
 OPERATING ACTIVITIES

Net profit (loss) 				$(4,330)       $(4,330)


Adjustments to reconcile net loss to
net cash provided by operating activities:

     Changes in accounts payable               	(4,234)         4,234

     Net Cash used in Operations                   (96)           (96)

CASH FLOWS FROM INVESTING
    ACTIVITIES                              	    -               -

CASH FLOWS FROM  FINANCING
    ACTIVITIES

Proceeds from issuance of common capital stock 	   500		  500

Net Change in Cash                                (404)		  404

Cash at Beginning of Period 			    -		   -

Cash at End of Period                           $  404          $ 404



 The accompanying notes are an integral part of these financial statements.

                       SONIC MEDIA CORP.
                 NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on May 1, 2002,with authorized common stock of 100,000,000 shares at a par value of $0.0001. The Company has elected April 30 as its fiscal year.

The Company was organized for the purpose of establishing a strategic brand development and consultancy business. The Company is in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On January 31, 2003, the Company had a net operating loss available for carry forward of $4,330. The tax benefit of approximately $1,299 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire in 2023.

Basic Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

                       SONIC MEDIA CORP.
                 NOTES TO FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Amortization of Web Site

Costs of the preliminary development of the web site are expensed as incurred and costs of the application and post-implementation are capitalized and amortized over the useful life of the fully developed web site.

Offering Costs

Costs directly attributable to any proposed or actual offering of securities will be charged against the gross proceeds of the offering however costs of an aborted offering will be expensed.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company completed a private placement of 4,000,000 common shares for $500 to officers-directors representing 100% of the outstanding stock.

An officer-director has made demand non interest bearing loans to the Company of $4,234.

4.  ACQUISITION OF WEB SITE

The Company acquired a web site and domain name, "sonicmedia.biz" which is in the preliminary development stage. The cost of the website has been expensed and the future costs of application and post-implementation will be capitalized and amortized over their useful lives.

5. LEASE AGREEMENT

The Company leases its office premises pursuant to a month to month agreement. Our monthly rental payment is approximately $130.00.

6. GOING CONCERN

The Company intends to further develop its interest in the web site outlined in Note 4, however, the Company does not have the working capital necessary to be successful in this effort and to service its debt.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing which will enable the Company to operate for the coming year.

7. MANAGEMENT DISCLOSURE

The accompanying balance sheet of Sonic Media Corp. (development stage company) at January 31, 2003, and the related statements of operations for the three month period being November 1, 2002, to January 31, 2003, and the nine month period being May 1, 2002, to January 31, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal and recurring nature.

Operating results for the period ended January 31, 2003, are not necessarily indicative of the results that can be expected for the year ending
April 30, 2003.

BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended June 30, 2002. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the nine month period ended January 31, 2003, are not necessarily indicative of the results that may be expected for the year ending April 30, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements.
Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. Actual results may differ materially depending on a variety of factors.

Financial Condition, Liquidity and Capital Resources

Since inception on May 1, 2002, the purpose of our Company has been to establish a strategic brand development and consultancy business. Our Company's principal capital resources have been acquired through issuance of common stock.

On January 21, 2003, the Securities and Exchange Commission issued an order declaring our SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended.

At January 31, 2003, we had negative working capital of $(4,330) compared to negative working capital of $(1,438) at June 30, 2002. This change is primarily the result of payment of start up expenses, office lease, and professional fees.

At January 31, 2003, our Company had total assets of $404 consisting of cash, which compares with our Company's total assets at June 30, 2002, of $490 consisting of cash. This change is primarily the result of expenses related to banking fees.

At January 31, 2003, our Company's total liabilities were $4,234. This sum represents a related party loan. Our total liabilities at June 30, 2002, were $1,428. This increase reflects additional related party loans.

Our Company has not had revenues since inception. Until the Company commences business operations, it expects to survive primarily with funding from sales of its securities and, as necessary, from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We will not be conducting any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations

Our Company posted a loss of $4,330 for the nine months ending January 31, 2003. The principal components of the loss were start up expenses, office lease, and professional fees. Operating expenses for the three months ending January 31, 2003, were $414 attributable primarily to our office lease.

Item 3. Controls and Procedures

a.   Evaluation of disclosure controls and procedures

     The Company's chief executive officer/chief financial officer has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the
"Exchange Act")), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer/chief financial officer has concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

b.   Changes in internal controls

     There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

PART II - OTHER INFORMATION

Item 5. Other Information.

Subsequent to the Securities and Exchange Commission declaring our Form SB-2 Registration Statement effective on January 21, 2003, the Company proceeded to offer for sale a maximum of 2,000,000 common shares at $.10 per share. On
April 4, 2003, the Company's offering was closed. 997,040 shares had been sold for $99,704.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

Exhibit 99: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				SONIC MEDIA CORP.
				(Registrant)

May 6, 2003			By:/s/ Kenneth H. Finkelstein
                                ----------------------------
				Kenneth H. Finkelstein,
				President, Chief Financial
				Officer, Principal Accounting
				Officer, a member of the Board of Directors



 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
  AND PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,

     I, Kenneth H. Finkelstein, certify that:

     (1) I have reviewed this quarterly report on Form 10-QSB of Sonic Media Corp., (the "Company");

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 6, 2003             By: /S/ Kenneth H. Finkelstein
				Kenneth H. Finkelstein
				Chief Executive Officer /
				Chief Financial Officer