Form 10KSB
period 2003-04-30
SONIC MEDIA CORP
filed 2003-07-14
CIK 1175594

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended April 30, 2003
                  Commission file number 333-92460

                       SONIC MEDIA CORP.
        --------------------------------------------
(Name of small business issuer as specified in its charter)

		 NEVADA                        68-0507505
		--------                     --------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)            Identification No.)

              2200-1420 Fifth Avenue, Seattle, WA           98101
            -----------------------------------------     ----------
             (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:     (206) 310-1344

Securities registered under Section 12(b) of the Act:       None

   Securities registered under Section 12(g) of the Act:

        Common Stock, $.0001 par value, listed on the OTC Bulletin Board
      ---------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Revenues for last fiscal year were $$-0-

The aggregate market value of the issuer's voting stock held as of July 8, 2003, by non-affiliates of the issuer based on the price at which the stock was sold was $99,704.00. There are approximately 997,040 shares of common voting stock of the Registrant held by non-affiliates.

As of July 8, 2003, the registrant had 4,997,040 shares of common stock issued and outstanding.

Issuers Involved in Bankruptcy Proceedings during the past Five Years.

Not Applicable.

Transitional Small Business     Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference: None.

                ANNUAL REPORT ON FORM 10-KSB
          FOR THE FISCAL YEAR ENDED APRIL 30, 2003

                     TABLE OF CONTENTS

  PART I                                  		Page

  Item  1. Description of Business         	 	 4

  Item  2. Description of Property        		10

  Item  3. Legal Proceedings              		10

  Item  4. Submissions of Matters to a Vote of
       Security Holders                         	10

  PART II

  Item  5. Market for the Registrants' Common
		Equity and Related Stockholder Matters    10

  Item  6. Management's Discussion and Analysis
		of Financial Condition and Results of
		Operations            				12

  Item  7. Financial Statements                     	13

  Item  8. Changes in and Disagreements With
		Accountants on Accounting and Financial
		Disclosure            				21

  PART III

  Item  9. Directors and Executive Officers of the
		Registrant 						21

  Item 10. Executive Compensation                   	22

  Item 11. Security Ownership of Certain Beneficial
		Owners and Management                     23

  Item 12. Certain Relationships and Related
		Transactions          				24

  PART IV

  Item 13. Exhibits and Reports on Form 8-K           24

  Item 14. Controls and Procedures				24

  PART I

  ITEM 1.     DESCRIPTION OF BUSINESS

This Annual Report on Form 10-KSB and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform
Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our business and industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated by reference. Sonic Media Corp. (Sonic) undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.
Readers should, however, carefully review the risk factors included in this and other reports or documents filed by Sonic from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on
Form 10-QSB and any Current Reports on Form 8-K.

THE COMPANY

History. Sonic Media Corp. was formed as a Nevada State corporation on May 1, 2002. Our principal executive office is located at 2200 - 1420 Fifth Avenue, Seattle, WA, 98101. Our telephone number is (206) 310-1344. Our website is located at http://www.sonicmedia.biz. Except for our home page, our website is not currently active.

Strategy. The Company has not yet commenced operations and remains in the planning and preparation stage. We intend to establish a brand development and strategic consulting business. Our target clientele will include small to medium sized businesses wanting to increase revenue opportunity by building their brand. It is intended that our business will provide the following services:

Identifying, defining, and building the clients' brand within the confines of the overall business strategy.

Communicating understanding of the brand to the clients' management and employees for the purpose of enabling them to convey a consistently positive perception to the consumer.

Delivery of the brand by favorable methods thus establishing and strengthening the consumers' positive association with the brand.

Positioning the brand in the marketplace to maximize recognition and awareness by the consumer.

Broadening the brand thus expanding potential revenue streams that will: appeal to new target consumers while retaining current consumer base; include new products and/or new services.

Protecting the brand against dilution of value.

Brand Building. A 'brand' may be a company's most valuable intangible asset. Like any asset, a 'brand' requires investment, nurturing, and time to establish its market value. Establishing the value of a 'brand' in the marketplace requires more than just a newspaper or television advertisement, marketing campaign, company name, or logo. For the most part, these matters alone will not build sustainable ties between consumers and the brand. Rather, additional actions must be undertaken in order for a company to positively connect its brand with consumers. Such brand connections, whether positive or negative, are formed primarily through consumers' personal experience, associations, and perceptions of a company's products or services. Positively connecting the brand to the consumer typically results in a greater market share for the product and/or service and corresponding increased revenue. Company management bears responsibility for positively connecting the brand to the consumer. This is accomplished by shaping and influencing consumer perception and association of the brand through strategic development, delivery, positioning, and protection of the brand within the marketplace. Generally, behavior shaping is a gradual process that is accomplished by advantageously utilizing every consumer-to-company contact point.
These contact points include all encounters that consumers have with a company's products and/or services, such as: greeting of receptionist; helpfulness of sales clerk; efficient delivery of a product or service; consistency, reliability, and integrity of a product or service; warranty; rebate policy; company involvement with charities, etc.

Provision of Services. We intend to become involved with our clients from the starting point of brand establishment or revitalization and to remain with our clients through brand positioning, delivery, maintenance, broadening, and protection. More specifically, we will work with our clients to:

- Define client goals. First, we must determine what are the clients' goals. We will discuss short term and long term goals. We anticipate that discussions will take place via personal meetings or telephone conference calls. At the outset, one or both of our officers will engage in discussions with the client. Thereafter, we expect that one or more of our officers and/or marketing executives will render services directly to the client. The number of people assigned to each client depends upon the extent of the clients' needs.

- Understanding the client. For the purpose of effectively defining our client's goals, we need to understand our client's business, customers, and competition. To gain this understanding, we will undertake necessary research of our client, the industry in which the client operates, and, as required, the local, national and global business and financial marketplace in general. This information will be obtained from media sources, both historical and current. We expect to undertake much of our research via the internet thus minimizing our research costs, i.e., direct costs would involve time expenditure and telecommunications costs. At the outset, one or both of our officers will undertake this research.

- Practical recommendations. We will prepare a written report for our client setting forth our research, findings, and recommendations. The officer or marketing executive who undertook the research would be responsible for preparing the report and presenting it to the client. Direct costs would involve time expenditure and office supplies. Office supply costs would be reduced where clients accept delivery of reports via email transmission.

- Client communications. From the date that we are retained, we will remain available to our clients for ongoing verbal and email consultations. We believe that efficient customer service will contribute to our success and part of that service includes making ourselves available to our clients. Cell phones for each of our officers will be essential.


Target Market. The primary target market for our services will be small to medium sized businesses. We believe that there exists strong demand for brand building among many small and medium sized businesses, operating in many different industries. Our understanding of the marketplace leads us to believe that such businesses have difficulty distinguishing and selling their product and/or service to increasingly demanding consumers in an overcrowded market. We believe that many businesses do not understand the benefits of using the services of a brand consulting company; do not have an in-house marketing department or do not have a marketing department that focuses on branding issues; do not know the potential revenue opportunities that may be realized by brand building; and/or, even if they want to build their brand, do not have the skills to build their brand by themselves and do not know whose services to employ. Although we would consider accepting large corporations as clients, we will not specifically target them. We believe that large corporations prefer to work with well established brand consulting companiesor, alternatively, rely upon their in-house marketing department to provide brand development and strategy. We do not need to pursue nor satisfy any special licensing or regulatory requirements before establishing or delivering our intended services other than requisite business licenses.

Establishing Our Identity. In accordance with our advertising and marketing plan, we intend to educate potential clientele about the value and benefits of brand building and its potentially positive impact on revenue growth. Through implementation of our advertising and marketing plan, we expect to secure clientele for our services. We anticipate providing high level client satisfaction, one result of which will be increased awareness of our company through word of mouth spread by our clients and public recognition of our work.

Online Services. We will not provide any services directly through our website, http://www.sonicmedia.biz. Rather, we expect to use our website to build our identity, advertise our services, and provide information concerning the value and benefits of brand building. For the purpose of efficiency, communication with our clients, including written correspondence and document delivery, will be done via email.

Advertising. It is intended that the primary focus of our website will be the provision of our services and general information regarding the value and benefits of brand building. Though we do not intend to pursue advertising sales on our website, we would consider proposals for advertising as long as the advertisement remained consistent with our identity as a brand development and consultancy business.

Marketing. We expect to market our services as follows: arranging for preferential listings on popular Internet search engines; reciprocal website links; listings in Internet directories;
contact information clearly set forth on our website home page; writing articles related to branding and arranging for these articles to be published in newspapers, magazines, other publications, and on our website (although neither of our officers has yet published articles related to 'branding', we believe that our officers' general business skills together with their knowledge of the 'branding' industry provides sufficient basis for their writing publication worthy articles on the specific issues related to branding); if we are not able to arrange for publication of our articles in a preferred medium then we may retain the services of a public relations company to assist with securing publication of our articles in business magazines, newspapers, and on various business related websites; advertising on websites related to business and finance; advertising with industry relevant publications such as those targeted to accountants, attorneys, bankers, and investment advisers, believing that such professionals are in contact with individuals and corporate entities who may desire our services; attending conferences, events, and trade shows related to business generally, and marketing and advertising in particular; and arranging for speaking engagements at such events (although neither of our officers has yet made a spoken presentation at such an event, we believe that our officers' general business skills together with their knowledge of the 'branding' industry provides the basis for their making oral presentations at such events on the specific issues related to branding). Given that our principal offices are located in Seattle, Washington, and that Seattle is the hub city to one of the largest metropolitan populations in the United States, our initial marketing efforts will be focussed within Seattle and the surrounding communities.

Technology and Systems. We have not yet retained the services of a website development and maintenance organization but expect to do so. Such an organization will be responsible for developing and maintaining our website and implementing appropriate software and technologies. Where possible, we will purchase or lease commercially available licensed technologies since this would be more cost effective than developing our own technologies.
It is intended that our systems will have capacity expansion capabilities to support future growth.

Competition. Competition in the marketing/branding industry is highly competitive. Many of our competitors have certain competitive advantages over us owing to factors including: greater financial resources, more advanced technical resources, stronger name recognition, superior marketing resources, and longer operating histories. We may not be able to compete successfully against these competitors in selling our services. As well, competitive pressures may force down prices for our services. Such price reductions would likely reduce our revenues. We cannot guarantee that we will succeed in marketing our services or generating revenues. In the event that we commence operations, we will compete directly with other companies that have developed similar business operations and who market and provide their services to our target clientele. In addition, we may compete with in-house marketing departments of certain of our clientele and potential clientele. This competition could negatively effect our ability to secure and maintain clientele. In order to compete successfully, we intend to provide superior customer service and to develop and maintain leading brand recognition for our company.

Significant Related Events

On January 19, 2003, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On April 4, 2003, we completed our public offering by raising
$99,704. We sold 997,040 shares of our Common Stock at an offering price of $.10 per share.

Risk Factors of the Business

1. No operating history

We do not have any operating history. We were founded on May 1, 2002, and from the date of inception to April 30, 2003, we had a net loss of $7,333. We expect to incur additional losses for the foreseeable future and will go out of business if we fail to generate sufficient revenue. Additional losses will result from costs and expenses related to:

       Implementing our business model;
       Payment of our office lease;
       Purchasing necessary equipment;
       Developing, marketing, and promoting our services;
       Developing and maintaining our website;
       Securing and maintaining clientele; and
       Developing strategic relationships.

In addition to the above, you should consider our prospects in light of the risks and difficulties often encountered by early stage companies, such as an unpredictable business environment, the difficulty of managing growth, and the effectiveness of our business model. If we do not effectively manage these risks, we will go out of business.

2.  Inability to Obtain Funding

We did not achieve our objective of raising the maximum amount of funds in our initial offering. As a result, we may not have sufficient funds to operate throughout the subsequent fiscal year and may need to raise additional capital if we are to continue as a going concern. We will be required to suspend or discontinue our operations if we do not raise sufficient capital to be used for implementing our business model and making necessary purchases. Currently, we do not have any definite plans to raise additional funds.

3. The marketing/branding industry is highly competitive

Competition in the marketing/branding industry is highly competitive. Many of our competitors have certain advantages over us owing to factors including: greater financial resources, more advanced technical resources, stronger name recognition, superior marketing resources, and longer operating histories.
We may not be able to compete successfully against these competitors in selling our services. Competitive pressures may also force down prices for our services and such price reductions would likely reduce our revenues. We cannot guarantee that we will succeed in marketing our services or generating revenues. In the event that we commence operations, we will compete directly with other companies that have developed similar business operations and who market and provide their services to our target customers. In addition, we may compete with in-house marketing departments of certain of our customers and potential customers. This competition could negatively effect our ability to secure and maintain customers.

4. Concentrated Control of the Company

Our officers and directors, taken as a group, beneficially own 80 % of our outstanding common stock. Such concentrated control of the company may adversely effect the price of our common stock. Our officers and directors may be able to exert significant influence, or even control, over matters requiring approval by our security holders, including the election of directors. Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into a different transaction which requires shareholder approval. Our officers and directors will be able to elect all of our directors, control our operations, and inhibit your ability to cause a change in the course of the company's operations. Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares owned by the number of directors to be elected. The resulting number equals the total votes that a shareholder may cast for all of the directors. Those votes may be allocated in any manner to the directors being elected. In certain circumstances, cumulative voting may allow a minority group of shareholders to elect at least one director to the board. If our business were to fail, our officers and directors would not be negatively affected. Success of our business would benefit our officers and directors.

5. Decrease in Market Price

Sales of common stock by our officers and directors may cause the market price for the common stock to drop. A total of 4,000,000 shares of common stock were issued to our officers and directors in consideration for cash payment. They are likely to sell a portion of their common stock if the market price increases above $0.10. If they do sell their common stock into the market, these sales may cause the market price of the common stock to decrease. However, all of the shares of common stock issued to Messrs. Finkelstein and Jarva are 'restricted' securities as defined by Rule 144 of the Securities Act. This means that the common stock is eligible for sale subject to volume limitations, timing and manner of sale restrictions, and filing of notice requirements.

6. Limited Market for Resale

The market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Because we are a penny stock, you may be unable to resell your shares. Our common stock is defined as a "penny stock" under the Securities and Exchange Act of 1934, and its rules. Because we are a penny stock, you may be unable to resell your shares. This is because the Exchange Act and the penny stock rules impose additional sales practice and disclosure requirements on broker
-dealers who sell our securities to persons other than accredited investors. As a result, fewer broker/dealers are willing to make a market in our stock.

7. Effecting legal service

We are incorporated in the State of Nevada and maintain a registered office in Las Vegas, Nevada. This registered office is authorized to accept service of all legal process upon the Company. Though it is possible, it may be difficult for a resident of a country other than Canada to serve
Mr. Jarva, our Secretary, with legal process or other documentation since Mr. Jarva is a resident of Canada. If legal service cannot be effected as against Mr. Jarva, then he cannot be made a party to a lawsuit.

8. Dependence On Key Personnel

We depend on the continued service of our officers and directors. The loss of the services of either of our officers and directors, individually or as a group, could cause us to go out of business. We do not have employment agreements with any employee, nor do we maintain any key person life insurance policies for any of our officers or directors. In addition, we must attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills required to develop, market and support our services. We may not be able to recruit and retain sufficient numbers of highly skilled employees, and as a result our business could suffer.

ITEM 2:  PROPERTIES

Our principal office is located at 2200 - 1420 Fifth Avenue, Seattle, WA, 98101. We lease our office premises pursuant to a month to month agreement. Our monthly rental payment is approximately $130.00. We anticipate that, within the next twelve months, we will need to lease approximately 1,000 square feet of additional office space which would be used as our operational headquarters.

ITEM 3:  LEGAL PROCEEDINGS

None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's annual general meeting of shareholders was held on April 30, 2003. By unanimous approval, both of the Company's directors, Kenneth H. Finkelstein and Robert Jarva, were re-elected to continue serving as directors of the Company, By unanimous approval, it was voted that Kenneth H. Finkelstein would continue to serve as President, Chief Financial Officer, Principal Accounting Officer and Treasurer of the Company and that Robert Jarva would continue to serve as Secretary of the Company. Also by unanimous approval, the following matters were approved: renewal of office lease; appointment of auditor; appointment of attorney; appointment of transfer agent;
and appointment of bank.

ITEM 5.  MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

On or about May 15, 2003, a Form 211 application was submitted to NASD on behalf of the Company for the purpose of obtaining approval to trade the Company's shares on the Over the Counter Bulletin Board ("OTCBB").
As of July 8, 2003, the Company's shares have not been cleared by NASD for trading on the OTCBB and there is currently no public market in which to trade the Company's shares. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividend is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business. The Company does not have any outstanding options or warrants, or other securities convertible into common equity. Of the 4,997,040 shares of common stock issued and outstanding as of July 8, 2003, 4,000,000 shares were owned by our officers and directors. These shares may be resold only in compliance with Rule 144 of the Securities Act of 1933. As of July 8, 2003, there were 43 holders of record.

Recent Sales of Unregistered Securities

On May 1, 2002, 2,000,000 restricted common shares were issued to the Company's President, Chief Financial Officer, Principal Accounting Officer, Treasurer, and member of the Board of Directors, Kenneth H. Finkelstein, for $250.
The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

On May 1, 2002, 2,000,000 restricted common shares were issued to the Company's Secretary and member of the Board of Directors, Robert Jarva for $250. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by
Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

SEC Rule 15g.

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

We are not subject to Section 16(a) of the Securities Exchange
Act of 1934.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULT OF OPERATIONS

Financial Condition, Liquidity and Capital Resources.

We were incorporated for the purpose of establishing a brand development and strategic consulting business. Our capital has been obtained via issuance of common stock and shareholder loans. On April 4, 2003, our initial public offering was completed. We raised $99,704 by selling 997,040 shares of common stock at an offering price of $.10 per share.

As of April 30, 2003, we had positive working capital of $92,871 compared with a deficit working capital of $(3,830) as of January 31, 2003. The resulting increase in working capital is attributed to funds raised through our initial public offering of $99,704.

As of April 30, 2003, our total assets was comprised of $99,445 in cash. This is an increase from our assets, being cash reserves, of $404 as of January 31, 2003.

As of April 30, 2003, our total liabilities increased to $6,574 from $4,234 as of January 31, 2003. The resulting increase resulted from administrative and professional expenses.

We have generated revenues of $-0- since the date of inception.
We anticipate that our working capital is sufficient to commence scaled down operations but is not sufficient to carry out all of our intended operations. We expect to be able to satisfy our cash requirements until February, 2004, after which we will likely have to raise additional funds in order to continue as a going concern. We anticipate raising additional funds through equity private placements and/or debt financing. However, we do not currently have any long term debt and prefer to raise funds through equity private placements rather than debt financing. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations.

We posted losses of $(7,333) for the year ending April 30, 2003.
The principal components of the loss were professional and administrative expenses. Operating expenses for the year ending
April 30, 2003, were $(7,333), an increase from losses of $(4,234) incurred to January 31, 2003.

ITEM 7:  FINANCIAL STATEMENTS


           [This space intentionally left blank.]

  Sellers & Andersen L.L.C.		941 East 3300 South, Suite 202
  Certified Public Accountants 	Salt Lake City, Utah 84106
  and Business Consultants          Telephone: 801 486-0096
						Fax:    801 486-0098
  Member SEC Practice Section
  of the AICPA



  Board of Directors
  Sonic Media Corp.
  Seattle, Washington

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Sonic Media Corp. development stage company) at April 30, 2003, and the statements of operations, stockholders' equity, and cash flows for the year beginning May 1, 2002 (date of inception) to April 30, 2003.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonic Media Corp. at April 30, 2003 and the statements of operations, and cash flows for year beginning May 1, 2002 (date of inception) to April 30, 2003 in conformity with accounting principles generally accepted in the United States of America.


  Salt Lake City, Utah
  June 20, 2003
                      s\Sellers & Andersen L.L.C.

                      SONIC MEDIA CORP.
                (Development Stage Company)
                       BALANCE SHEET
                       April 30, 2003



  ASSETS
  CURRENT ASSETS

       Cash                               			$99,445

            Total Current Assets                         	$99,445


  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES

       Accounts payable-related party                    	$4,719
       Accounts payable                          		1,855

            Total Current Liabilities                      	6,574

  STOCKHOLDERS' DEFICIENCY

       Common stock
       100,000,000 shares authorized at $0.0001 par value;
       4,997,040 shares issued and outstanding                500

       Capital in excess of par value                    	99,704

       Deficit accumulated during development stage         (7,333)

            Total Stockholders' Equity              		92,871

                                                		$99,445




The accompanying notes are an integral part of these financial statements.

                     SONIC MEDIA CORP.
                (Development Stage Company)
                  STATEMENT OF OPERATIONS
  For the Year Beginning May 1, 2002, (Date of Inception)
                     to April 30, 2003




  REVENUES                 $       -

  EXPENSES                   7,333

  NET LOSS                 $(7,333)




  NET LOSS PER COMMON
    SHARE

       Basic               $    -



  AVERAGE OUTSTANDING
  SHARES

       Basic             4,997,040




The accompanying notes are an integral part of these financial statements.

                     SONIC MEDIA CORP.
                (Development Stage Company)
        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      For the Period May 1, 2002, (Date of Inception)
                     to April 30, 2003



                                          			Capital in
					    Common Stock			Excess of		Accumulated
					Shares     Amount    		Par Value           Deficit

Balance May 1, 2002               -          -          		-               -


Issuance of common stock for
cash at $0.000125 - May 1,
2002  				4,000,000	   400			100             -


Issuance of common stock
for cash at $.10 - April,
2003             			  997,040	   100          	   99,604             -


Net operating loss for the
year ended April 30, 2003
                                  -           -         		-       		(7,333)

Balance April 30, 2003        4,997,040	  $500     		   $99,704    		$(7,333)




The accompanying notes are an integral part of these financial statements.

                     SONIC MEDIA CORP.
                (Development Stage Company)
                  STATEMENT OF CASH FLOWS
  For the Year Beginning May 1, 2002, (Date of Inception)
                     to April 30, 2003



  CASH FLOWS FROM
   OPERATING ACTIVITIES

  Net profit (loss)                       	$(7,333)


  Adjustments to reconcile net loss to
  net cash provided by operating activities:

       Changes in accounts payable                6,574

       Net Cash used in Operations                 (759)

  CASH FLOW FROM INVESTING
      ACTIVITIES                            		-

  CASH FLOWS FROM  FINANCING
      ACTIVITIES

  Proceeds from issuance of common stock        100,204

  Net Change in Cash                             99,445

  Cash at Beginning of Period                        -

  Cash at End of Period                         $99,445




 The accompanying notes are an integral part of these financial statements.

                     SONIC MEDIA CORP.
               NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on May 1, 2002, with authorized common stock of 100,000,000 shares at a par value of $0.0001. The Company has elected April 30 as its fiscal year ending.

The Company was organized for the purpose of establishing a strategic brand development and consultancy business. The Company has not started operations and is therefore in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On April 30, 2003, the Company had a net operating loss available for carry forward of $7,333. The income tax benefit of approximately $2,200 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.

The loss carryover will expire in 2023.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss)per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

                     SONIC MEDIA CORP.
               NOTES TO FINANCIAL STATEMENTS

  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial and Concentration Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consists of cash. U.S. dollar cash balances are maintained in a Canadian Cash account that is not insured by Canada Deposit Insurance but are otherwise in a financial institution of high credit quality.

Revenue Recognition

Revenue is recognized on the sale and transfer of goods and services.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Advertising and Marketing Department

The Company expenses advertising and market development costs as incurred.

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

Offering Costs

Costs directly attributable to any proposed or actual offering of securities will be charged against the gross proceeds of the offering, however, costs of an aborted offering will be expensed. At the date of this report no offering costs had been incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                     SONIC MEDIA CORP.
               NOTES TO FINANCIAL STATEMENTS

3. COMMON CAPITAL STOCK

The Company completed a private placement offering of 4,000,000 common shares for $500 (see Note 4) and a registered public offering of 997,040 common shares for $99,704.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company completed a private placement of 4,000,000 common shares for $500 to officers-directors representing 80% of the outstanding stock.

An officer-director has made demand, non interest bearing loans to the Company of $4,719.

5.  ACQUISITION OF WEB SITE

The Company acquired a website and domain name, "sonicmedia.biz" which is in the preliminary development stage. The cost of the website has been expensed and the future costs of application and post-implementation will be capitalized and amortized over their useful lives.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors.

      Name                 Age       Term Served     Positions with the
                                     As Director/    Company
                                     Officer
  ----------------------  -----     --------------   -------------------
  Kenneth H. Finkelstein   36		May 1, 2002	     President, Chief Financial
								     Officer,
                                			     Principal Accounting Officer,
                                			     Treasurer

						   May 1, 2002   Director

  ----------------------  -----     --------------   -------------------
  Robert Jarva         	   40          May 1, 2002   Secretary

						   May 1, 2002   Director

The above individuals will serve as officers and/or directors. A brief description of their positions, proposed duties and their background and business experience follows:

Kenneth H. Finkelstein. Since 1995, Mr. Finkelstein has operated an independent law practice concentrating on business and corporate law. From July, 2001, to June, 2003, Mr. Finkelstein served as a director and the president of Cortex Systems Inc., a company listed for trading on the Over-The-Counter-Bulletin Board (OTCBB). Since
November, 2001, Mr. Finkelstein has operated a sole proprietorship business consulting service in Victoria, British Columbia, Canada, that operates under the name Montrose Management Group. Mr. Finkelstein currently devotes approximately 20 hours per week to Sonic
Media Corp. and will devote additional time as required.

Robert Jarva. From January, 1993, to October, 1996, Mr. Jarva was employed by D & K Enterprises Ltd., a holding company that owned one restaurant located in Vancouver, British Columbia, Canada.
Mr. Jarva's responsibilities included public relations and marketing for the purpose of promoting the business of the restaurant and responsibility for the restaurant's accounting and administration of revenue. From October, 1996, to August, 2000, Mr. Jarva worked as a financial analyst with Primerica Financial Services, a member of Citigroup, located in Vancouver, British Columbia, Canada. In this position, Mr. Jarva provided financial consulting services and undertook marketing of financial plans related to education, pensions, retirement,and life insurance for individual clients. From June, 1999, to May, 2000, Mr. Jarva was the Secretary and Treasurer of Paxton Mining Corporation ("Paxton"), a mining company that was located in Vancouver, British Columbia, Canada, during Mr. Jarva's tenure with the company.

Mr. Jarva voluntarily resigned from his positions with Paxton in or about the month of May, 2000, at which time a controlling interest in Paxton was acquired by a third party. Subsequent to such acquisition, the third party changed the business of Paxton from mining to telecommunications. Specifically, the new business focussed on the provision of fiber optic solutions that would provide users with high speed access to the Internet, telecommunications and other data networks. Other than his responsibilities as an officer, Mr. Jarva did not actively participate in the proceedings of the acquisition.
As part of the terms of the acquisition, Mr. Jarva sold 2.5 million restricted shares, held in his name, to the third party for the sum of $250,000. The purchase price of such shares to Mr. Jarva was $25.00. Mr. Jarva did not receive any finder's fees, consulting fees, nor any other form of compensation from the said third party. Since June, 2000, Mr. Jarva has worked as the marketing director for Savoury Inn Inc., a holding company that owns one restaurant located in Deep Cove, British Columbia, Canada.
Mr. Jarva's responsibilities include public relations and marketing for the purpose of promoting the business of the restaurant.
Mr. Jarva currently devotes approximately 20 hours per week to Sonic Media Corp. and will devote additional time as required.

Section 16(a) Beneficial Ownership Reporting Compliance

Because the Company has no securities registered pursuant to
Section 12 of the Exchange Act, its officers, directors and principal stockholders are not subject to the reporting obligations of
Section 16(a) of the Exchange Act.

ITEM 10:  EXECUTIVE COMPENSATION

To date the Company has no employees other than its officers. Neither the Company's officers nor directors have been paid any compensation. Moreover, the Company presently has no formal employment agreements or other contractual arrangements with its officers or directors or any one else regarding the commitment of time or the payment of salaries or other compensation. When funds allow, the Company anticipates that its officers will be offered a compensation package.

Employment Contracts and Termination of Employment and Change in
Control Arrangement

In the past three years no executive officer has received any amounts in connection with an executive officer's resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company of a change in the executive officer's responsibilities after a change in control.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

The following table sets forth as of July 8, 2003, the name and number of shares of the Company's Common Stock, par value $0.0001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 4,997,040 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

The term "beneficial owner" refers to both the power of investment (the right to buy and sell) and rights of ownership (the right to receive distributions from the company and proceeds from sales of the shares). Inasmuch as these rights or shares may be held by more than one person, each person who has a beneficial ownership interest in shares is deemed the beneficial owners of the same shares because there is shared power of investment or shared rights of ownership.


                                Amount of      % of Class     % of Class
                                Beneficial     Before         After
  Name and Address              Ownership*     Offering       Offering *
  -------------------------    -------------   -------------  ------------
  Kenneth H. Finkelstein         2,000,000         50%          40.0%
  2200-1420 Fifth Avenue
  Seattle, WA
  98101

  Robert Jarva                   2,000,000         50%          40.0%
  2613 Harrier Drive
  Coquitlam, BC.
  V3E 2A7    Canada

  -------------------------------------------------------------------------
  All officers and directors
  as a group (2 persons)        4,000,000         100%          80.0%
  -------------------------------------------------------------------------
       TOTAL                    4,000,000         100%          80.0%
  -------------------------------------------------------------------------

*Security ownership of both of the beneficial owners was determined on May 1, 2002.


  ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have issued shares to the following officers, directors, promoters and beneficial owners of more than 5% of our outstanding securities.

									    Relationship
					Number    Consideration     to Sonic Media  Date of
  Name				of Shares   Given		    Corp.	        Issuance
  ----				-----		-----		    ----		  -----
  Kenneth H. Finkelstein    2,000,000	$250		    President	May 1, 2002

					-23-
                                     			    Chief Financial
									    Officer, Principal
									    Accounting Officer,
									    Treasurer, Director

  Robert Jarva		   2,000,000	$250		    Secretary	May 1, 2002
                                     			    Director


Since the date of our inception, Mr. Finkelstein has advanced loans to us in the sum of $4,719. These funds have been applied to start-up expenses and operating capital. The loans did not bear any interest and were not evidenced by documentation.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

       None.

(b)  Exhibits

Exhibit 99: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2/A Registration Statement filed with the Securities and Exchange Commission, SEC file no. 333-92460 on
January 10, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

        Exhibit No.        Document Description

        3.01               Articles of Incorporation
        3.02               Bylaws
        5.01 & 23.02       Opinion on Legality and Consent of Counsel
        23.01         	   Consent of Auditor
        99.01              Subscription Agreement


ITEM 14.	CONTROLS AND PROCEDURES

a.   Evaluation of disclosure controls and procedures

The Company's chief executive officer/chief financial officer has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer/chief financial officer has concluded that the Company's current disclosure controls and procedures are effective to ensure that information requir ed to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

b.   Changes in internal controls

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of July, 2003.

                                 SONIC MEDIA CORP.
                                 (Registrant)



                                 /s/ Kenneth H. Finkelstein
                                ---------------------------------
                                By: Kenneth H. Finkelstein
                                President, Treasurer, Chief Financial Officer, Principal Accounting Officer, a member of the Board of Directors



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.



  Signature						Title					Date
  ----------                              -----                         ------

   /s/ Kenneth H. Finkelstein
   ---------------------------		------------------------	-----------
  Kenneth H. Finkelstein        		President, Treasurer,         July 8, 2003
                      				Chief Financial Officer,
                      				Principal Accounting
                      				Officer, a member of the
                      				Board of Directors


  /s/ Robert Jarva
  ----------------------------		------------------------	------------
  Robert Jarva					Secretary, a member of		July 8, 2003
                      				the Board of Directors

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
  AND PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,

     I, Kenneth H. Finkelstein, certify that:

     (1) I have reviewed this annual report on Form 10-KSB of Sonic Media Corp., (the "Company");

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

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

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 8, 2003    By: /S/ Kenneth H. Finkelstein
				Kenneth H. Finkelstein
				Chief Executive Officer /
				Chief Financial Officer