Form 10QSB
period 2003-07-31
SONIC MEDIA CORP
filed 2003-09-11
CIK 1175594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10QSB
      [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY
	PERIOD ENDED JULY 31, 2003
      OR
      [ ]Transition Report Pursuant to Section 13 or 15(d) of the
	Securities Exchange Act of 1934
	For the transition period from to

COMMISSION FILE NUMBER 333-92460
SONIC MEDIA CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State of other jurisdiction of incorporation or organization)

68-0507505
(IRS Employer Identification Number)

2200-1420 Fifth Avenue
Seattle, WA
98101
(Address of principal executive offices)

(206) 310-1344
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:   None

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

Common stock, par value $.0001; 4,997,040 shares outstanding as of September 10, 2003.


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     The accompanying balance sheets of Sonic Media Corp. (development stage company) at July 31, 2003, and April 30, 2003, and the related statement of operations and cash flows for the three months ended July 31, 2003, and 2002, and the period May 1, 2002 to July 31, 2003, have been prepared by the Company's management in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

	Operating results for the three months ended July 31, 2003, are not necessarily indicative of the results that can be expected for the year ending April 30, 2004.


			SONIC MEDIA CORP.
                  (Development Stage Company)
                         BALANCE SHEET
                July 31, 2003 and April 30, 2003
                          (unaudited)


                                             	July 31,  Apr 30
                                                 2003      2003
ASSETS
CURRENT ASSETS

     Cash                                    	$87,012   99,445

          Total Current Assets			$87,012   99,445


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable-related party                  18    4,719
     Accounts payable                               745    1,855

          Total Current Liabilities                 763    6,574

STOCKHOLDERS' DEFICIENCY

     Common stock
          100,000,000 shares authorized at
	  $0.0001 par value;
          4,997,040 shares issued and outstanding   500      500
     Capital in excess of par value              99,704   99,704
     Deficit accumulated during development
	stage                			(15,955)  (7,333)
          Total Stockholders' Equity             86,249   92,871

                                             	$87,012  $99,445


The accompanying notes are an integral part of these financial statements.



                       SONIC MEDIA CORP.
                  (Development Stage Company)
                    STATEMENTS OF OPERATIONS
      For the Three Months Ended July 31, 2003, and 2002,
and for the Period May 1, 2002, (date of inception) to July 31, 2003
                           (Unaudited)

                        July 31,        July 31        May 1, 2002
                          2003            2002         to July 31, 2003



REVENUES            $       -           $  -           $  -

EXPENSES                6,622         	3,474          13,955

NET LOSS            $  (6,622)       	$3,474)      $(13,955)





NET LOSS PER COMMON
  SHARE

     Basic               $    -         $    -         $    -



AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)

     Basic               4,997          4,000          4,997



The accompanying notes are an integral part of these financial statements.



                       SONIC MEDIA CORP.
                  (Development Stage Company)
                    STATEMENT OF CASH FLOWS
      For the Three Months Ended July 31, 2003, and 2002,
and for the Period May 1, 2002, (date of inception) to July 31, 2003
                           (Unaudited)

                                   July 31,  	July 31   May 1, 2002 to
                                     2003        2002     July 31, 2003
CASH FLOWS FROM
 OPERATING ACTIVITIES

Net profit (loss)                 $(6,622)  	(3,474)        (13,955)


Adjustments to reconcile net
loss to net cash provided by
operating activities:

     Changes in accounts payable   (5,811)   	  2911             763

     Net Cash used in Operations  (12,433)   	  (563)        (13,192)

CASH FLOWS FROM INVESTING
    ACTIVITIES                        -             -              -

CASH FLOWS FROM  FINANCING
    ACTIVITIES

Proceeds from issuance of
 common capital stock                 -        	   500         100,204


Net Change in Cash                (12,433)         (63)         87,012

Cash at Beginning of Period        99,445    	   500             -

Cash at End of Period              87,012    	   437          87,012



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

Income Taxes

On July 31, 2003, the Company had a net operating loss available for carry forward of $13,955. The tax benefit of approximately $4187 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.

The loss carryover will expire in 2023.

Basic Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
(loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

3. COMMON CAPITAL STOCK

Since its inception, the Company completed private placement offerings of 4,000,000 common shares to its' officers and directors for $500. On January 21, 2003, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective. The Company then proceeded to offer for sale a maximum of 2,000,000 common shares at $.10 per share. On April 04, 2003, the Company's offering was closed. 997,040 common shares had been sold for $99,704.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 4,000,000 common shares representing 80% of the outstanding common stock.

An officer-director has made demand non interest bearing loans to the Company of $18.

5.  ACQUISITION OF WEB SITE

The Company acquired a web site and domain name, sonicmedia.biz, which is in the preliminary development stage. The cost of the website has been expensed and the future costs of application and post-implementation will be capitalized and amortized over their useful lives.


BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended April 30, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Companys financial position and results of operations.

Operating results for the three month period ended July 31, 2003, are not necessarily indicative of the results that may be expected for the year ending April 30, 2004.

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

Financial Condition, Liquidity and Capital Resources

Since inception on May 1, 2002, the purpose of our Company has been to establish a strategic brand development and consultancy business. Our Companys principal capital resources have been acquired through issuance of common stock.

On January 21, 2003, the Securities and Exchange Commission issued an order declaring our SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended.

On April 04, 2003, we completed our public offering by raising
$99,704. We sold 997,040 shares of our common stock at an offering price of ten cents per share.

At July 31, 2003, we had negative working capital of $15,955 compared to negative working capital of $7,333 at April 30, 2003. This change is primarily the result of payment of office lease, administration, and professional fees.

At July 31, 2003, our Company had total assets of $87,012 consisting of cash, which compares with our Company's total assets at April 30, 2003, of $99,445 consisting of cash. This change is primarily the result of expenses related to office lease, administration, professional fees, and payment of related party loan.

At July 31, 2003, our Company's total liabilities were $763. This sum represents accounts payable and a related party loan. Our total liabilities at April 30, 2003, were $6574. This decrease reflects payment of a substantial amount of the related party loan.

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

Commencement of operations has been delayed owing to the uncertainty of the extent of involvement of Robert Jarva, our secretary and director. Mr. Jarva has not yet been in a position to commit the time necessary for us to commence our business. Mr. Jarva is an integral part of our Company. The future of our Company would be uncertain without his involvement.

Results of Operations

Our Company posted a loss of $6622 for the three months ending July 31, 2003. The principal components of the loss were office lease, administration, and professional fees. Operating expenses for the three months ending July 31, 2003, were $6622 compared to operating expenses of $7333 for the 12 month period ending April 30, 2003.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SONIC MEDIA CORP.
                             (Registrant)

September 10, 2003            By:/s/ Kenneth H. Finkelstein
                              ------------------------------------
                              Kenneth H. Finkelstein,
                              President, Treasurer, Chief Financial
                              Officer, Principal Accounting
                              Officer, a member of the Board
                              of Directors


September 10, 2003             By: /s/ Robert Jarva
                               -------------------------
                              Robert Jarva
                              Secretary, a member of the Board
                              of Directors

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


Date: September 10, 2003      By: /S/ Kenneth H. Finkelstein
                                      Kenneth H. Finkelstein
                                      Chief Executive Officer /
                    		      Chief Financial Officer