Form 10QSB
period 2003-10-31
SONIC MEDIA CORP
filed 2003-12-05
CIK 1175594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10QSB
      [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY
	PERIOD ENDED OCTOBER 31, 2003
      OR
      [ ]Transition Report Pursuant to Section 13 or 15(d) of the
	Securities Exchange Act of 1934
	For the transition period from to

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

Common stock, par value $.0001; 4,997,040 shares outstanding as of December 5, 2003.


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     The accompanying balance sheets of Sonic Media Corp. (development stage company) at October 31, 2003, and April 30, 2003, and the related statement of operations and cash flows for the three and six months ended October 31, 2003, and 2002, and the period May 1, 2002 to October 31, 2003, have been prepared by the Company's management in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

	Operating results for the six months ended October 31, 2003, are not necessarily indicative of the results that can be expected for the year ending April 30, 2004.


			SONIC MEDIA CORP.
                  (Development Stage Company)
                         BALANCE SHEET
                October 31, 2003 and April 30, 2003
                          (unaudited)


                                                Oct 31,    Apr 30,
                                                2003       2003
ASSETS
CURRENT ASSETS

     Cash                                       $50,284   99,445

          Total Current Assets                  $50,284   99,445


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable-related party                   -    4,719
     Accounts payable                                 -    1,855

          Total Current Liabilities                   -    6,574

STOCKHOLDERS' DEFICIENCY

     Common stock
          100,000,000 shares authorized at
	  $0.0001 par value;
          4,997,040 shares issued and outstanding   500      500
     Capital in excess of par value              99,704   99,704
     Deficit accumulated during development
	stage                                   (49,920)  (7,333)
          Total Stockholders' Equity             50,284   92,871

                                                $50,284  $99,445


The accompanying notes are an integral part of these financial statements.



                       SONIC MEDIA CORP.
                  (Development Stage Company)
                    STATEMENTS OF OPERATIONS
      For the Three and Six Months Ended October 31, 2003, and 2002, and for the Period May 1, 2002, (date of inception) to October 31, 2003
                           (Unaudited)

                       Three Months Ended    Six Months Ended
                          October 31            October 31     May 1, 2002
                        2003      2002       2003       2002   to Oct 31, 2003


REVENUES               $  -       $   -      $ -       $ -      $   -

EXPENSES                 35,965      409      42,587    3,883    49,920

NET LOSS               $(35,965)    (409)    (42,587)  (3,883)  (49,920)



NET LOSS PER
 COMMON SHARE

     Basic             $ (.01)      $    -     $ (.01)        -             -



AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)

     Basic               4,997        4,000       4,997       4000



The accompanying notes are an integral part of these financial statements.



                       SONIC MEDIA CORP.
                  (Development Stage Company)
                    STATEMENT OF CASH FLOWS
      For the Six Months Ended October 31, 2003, and 2002,
and for the Period May 1, 2002, (date of inception) to October 31, 2003
                           (Unaudited)


                               Six Months Ended
                                  October 31            May 1, 2002 to
                                2003         2002       Oct 31, 2003


CASH FLOWS FROM
 OPERATING ACTIVITIES

Net profit (loss)             (42,587)      (3,883)     (49,920)


Adjustments to reconcile net
loss to net cash provided by
operating activities:

  Changes in accounts payable  (6,574)       3,304          -

  Net Cash used in Operations  (49,161)       (579)     (49,920)

CASH FLOWS FROM INVESTING
    ACTIVITIES                     -             -          -

CASH FLOWS FROM  FINANCING
    ACTIVITIES

Proceeds from issuance of
 common capital stock              -           500       100,204


Net Change in Cash             (49,161)        (79)       50,284

Cash at Beginning of Period     99,445         500          -

Cash at End of Period           50,284         421        50,284



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

Income Taxes

On October 31, 2003, the Company had a net operating loss available for carry forward of $49,920. The tax benefit of approximately $15,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.

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

Operating results for the six month period ended October 31, 2003, are not necessarily indicative of the results that may be expected for the year ending April 30, 2004.

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

At October 31, 2003, we had negative working capital of $49,920 compared to negative working capital of $7,333 at April 30, 2003. This change is primarily the result of payment of office lease, administration, consulting, and professional fees.

At October 31, 2003, our Company had total assets of $50,284 consisting of cash, which compares with our Company's total assets at April 30, 2003, of $99,445 consisting of cash. This change is primarily the result of expenses related to office lease, administration, consulting, and professional fees, and payment of related party loan.

At October 31, 2003, our Company's total liabilities were $-0-.   Our total
liabilities at April 30, 2003, were $6574. This decrease reflects payment of the balance owing of the related party loan and payment of outstanding accounts payable.

Our Company has not had revenues since inception. Until the Company commences business operations, it anticipates surviving primarily with funding from sales of its securities and, if possible, from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We will not be conducting any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Commencement of operations continues to be delayed owing to the uncertainty of the involvement of Robert Jarva, our secretary and director.
Mr. Jarva remains unable to commit the time necessary for us to commence our business. Mr. Jarva is an integral part of our Company. The future of our Company would be uncertain without his involvement. Should it be determined that Mr. Jarva is not able to participate in the operations of our intended business, then the Company will consider whether or not to replace Mr. Jarva with another individual in order that operations may commence and/or whether or not to continue pursuing its current business objectives.

Results of Operations

Our Company posted a loss of $35,965 for the six months ending October 31, 2003. The principal components of the loss were office lease, administration, consulting, and professional fees. Operating expenses for the six months ending October 31, 2003, were $35,965 compared to operating expenses of $7,333 for the 12 month period ending April 30, 2003.

Item 3. Controls and Procedures

a.   Evaluation of disclosure controls and procedures

     The Company's chief executive officer/chief financial officer has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the
"Exchange Act"), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer/chief financial officer has concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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


                              SONIC MEDIA CORP.
                              (Registrant)

December 5, 2003              By:/s/ Kenneth H. Finkelstein
                              ------------------------------------
                              Kenneth H. Finkelstein,
                              President, Treasurer, Chief Financial
                              Officer, Principal Accounting
                              Officer, a member of the Board
                              of Directors


December 5, 2003              By: /s/ Robert Jarva
                              ------------------------------------
                              Robert Jarva
                              Secretary, a member of the Board
                              of Directors

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


Date: December 5, 2003                  By: /S/ Kenneth H. Finkelstein
                                        Kenneth H. Finkelstein
                                        Chief Executive Officer /
                                        Chief Financial Officer