Form 10QSB
period 2004-01-31
SONIC MEDIA CORP
filed 2004-03-03
CIK 1175594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10QSB
      [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY
	PERIOD ENDED JANUARY 31, 2004
      OR
      [ ]Transition Report Pursuant to Section 13 or 15(d) of the
	Securities Exchange Act of 1934
	For the transition period from to

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

Common stock, par value $.0001; 16,230,760 shares outstanding as of March 3, 2004.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     The accompanying balance sheets of Sonic Media Corp. (development stage company) at January 31, 2004, and April 30, 2003, and the related statement of operations and cash flows for the nine months ended January 31, 2004, and 2003, and the period May 1, 2002 to January 31, 2004, have been prepared by the Company's management in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

	Operating results for the nine months ended January 31, 2004, are not necessarily indicative of the results that can be expected for the year ending April 30, 2004.

			SONIC MEDIA CORP.
                  (Development Stage Company)
                         BALANCE SHEET
                January 31, 2004 and April 30, 2003
                          (unaudited)


                                                Jan 31,    Apr 30,
                                                2004       2003
ASSETS
CURRENT ASSETS

     Cash                                       $25,720  $99,445

          Total Current Assets                  $25,720  $99,445


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable-related party                   -    4,719
     Accounts payable                                 -    1,855

          Total Current Liabilities                   -    6,574

STOCKHOLDERS' DEFICIENCY

     Common stock
       100,000,000 shares authorized at
       $0.0001 par value;
       16,230,760 shares issued and outstanding   1,623	   1,623
     Capital in excess of par value              98,581   98,581
     Deficit accumulated during development
	stage                                   (74,484)  (7,333)
          Total Stockholders' Equity             25,720   92,871

                                                $25,720  $99,445


The accompanying notes are an integral part of these financial statements.

                       SONIC MEDIA CORP.
                  (Development Stage Company)
                    STATEMENTS OF OPERATIONS
      For the Three and Nine Months Ended January 31, 2004, and 2003, and for the Period May 1, 2002, (date of inception) to January 31, 2004
                           (Unaudited)

                       Three Months Ended    Nine Months Ended
                          January 31            January 31       May 1, 2002
                        2004        2003       2004      2003    to Jan 31, 2004


REVENUES               $  -       $   -      $  -      $  -      $   -

EXPENSES                 24,565     1,478      67,152    3,955    74,484

NET LOSS               $(24,565)   (1,478)    (67,152)  (3,955)  (74,484)



NET LOSS PER
 COMMON SHARE

     Basic             $  -           -         -         -          -



AVERAGE OUTSTANDING
SHARES

     Basic             16,230,760 16,230,760 16,230,760 16,230,760



The accompanying notes are an integral part of these financial statements.

                       SONIC MEDIA CORP.
                  (Development Stage Company)
                    STATEMENT OF CASH FLOWS
      For the Nine Months Ended January 31, 2004, and 2003,
and for the Period May 1, 2002, (date of inception) to January 31, 2004
                           (Unaudited)


                               Nine Months Ended
                                  January 31            May 1, 2002 to
                               2004          2003       Oct 31, 2003


CASH FLOWS FROM
 OPERATING ACTIVITIES

Net profit (loss)              (67,152)     (3,955)     (74,484)


Adjustments to reconcile net
loss to net cash provided by
operating activities:

  Changes in accounts payable   (6,573)      3,875          -

  Net Cash used in Operations  (73,725)        (80)     (74,484)

CASH FLOWS FROM INVESTING
    ACTIVITIES                     -             -          -

CASH FLOWS FROM  FINANCING
    ACTIVITIES

Proceeds from issuance of
 common capital stock              -           500       100,204


Net Change in Cash             (73,725)       (420)       25,720

Cash at Beginning of Period     99,445         490          -

Cash at End of Period           25,720         910        25,720



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

Income Taxes

On January 31, 2004, the Company had a net operating loss available for carry forward of $74,484. The tax benefit of approximately $23,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.

The loss carryover will expire in 2024.

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

Revenue Recognition

Revenue will be recognized on the sale and transfer of goods and services.

                       SONIC MEDIA CORP.
                 NOTES TO FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Advertising and Marketing Department

The Company will expense advertising and market development costs as incurred.

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

3. COMMON CAPITAL STOCK

Since its inception, the Company completed private placement offerings of 26,000,000 common shares, post-split, to its' officers and directors for $500. On January 21, 2003, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective. The Company then proceeded to offer for sale a maximum of 13,000,000 common shares, post-split, at $.10 per share. On April 04, 2003, the Company's offering was closed. 6,480,760 common shares, post-split, had been sold for $99,704. On January 14, 2004, the Company's officers and directors returned 16,250,000 restricted common shares, post-split, to Company treasury. On January 23, 2004, (the "Record Date"), the Company declared a six and one-half (6.5) for one (1) forward dividend stock split. This report has been prepared showing post-split shares from inception.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 9,750,000, post-split, restricted common shares representing 60% of the outstanding common stock.

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

Operating results for the nine month period ended January 31, 2004, are not necessarily indicative of the results that may be expected for the year ending April 30, 2004.

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

On April 04, 2003, we completed our public offering by raising
$99,704. We sold 6,480,760 shares, post-split, of our common stock at an offering price of ten cents per share.

On January 14, 2004, 16,250,000 restricted common shares, post-split, were returned to Company treasury. These shares were held by the Company's officers-directors. This reduced the number of currently held outstanding restricted common shares to 9,750,000, post-split.

On January 23, 2004, we declared a stock dividend of five and one-half additional shares for each one share outstanding.

At January 31, 2004, we had negative working capital of $74,484 compared to negative working capital of $7,333 at April 30, 2003. This change is primarily the result of payment of office lease, administration, consulting, and professional fees.

At January 31, 2004, our Company had total assets of $25,720 consisting of cash, which compares with our Company's total assets at April 30, 2003, of $99,445 consisting of cash. This change is primarily the result of expenses related to office lease, administration, consulting, and professional fees, and payment of related party loan.

At January 31, 2004, our Company's total liabilities were $-0-. Our total liabilities at April 30, 2003, were $6,574. This decrease reflects payment of the balance owing of the related party loan and payment of outstanding accounts payable.

Our Company has not had revenues since inception. Until such time as the Company commences business operations, it anticipates surviving primarily with funding from sales of its securities and, if possible, from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We will not be conducting any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Mr. Robert Jarva, our secretary and director, has not been able to commit the time necessary for us to commence our intended business operations.
If Mr. Jarva does not participate in the operations of the Company, then our future, as a strategic brand development and consultancy business, continues to remain uncertain. As a result, the Company is seeking other business alternatives. In this regard, the Company is currently negotiating with Global Botanics International, Inc. (GBI) to acquire all of its issued and outstanding stock. If this acquistion were to complete, then the Company's principal business would be be reorganized and its operations would focus on manufacturing, licensing, and distributing
'green' pharmaceuticals. As of the date of filing this 10-QSB, negotiations are ongoing and the subject acquistion has not as yet been completed.

Results of Operations

Our Company posted a loss of $67,152 for the nine months ending January 31, 2004. The principal components of the loss were office lease, administration, consulting, and professional fees. Operating expenses for the six months ending January 31, 2004, were $67,152 compared to operating expenses of $7,333 for the 12 month period ending April 30, 2003.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter for which this report is filed:

1.  Item 5 - Report filed January 20, 2004, stating that the
Company has declared a forward dividend stock split.

2.  Item 5 - Report filed February 3, 2004,  stating that the
Company has approved a change of accounting firm and that the Companys principal accountant remains the same.

3. Item 5 and 7 - Report filed February 11, 2004, stating that the Company intends to reorganize its business operations.

Exhibits

31 - Certification pursuant to Section 302 of the Sarbanes-Oxley
Act 0f 2002.

32 - Certification pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SONIC MEDIA CORP.
                              (Registrant)

March 3, 2004                 By:/s/ Kenneth H. Finkelstein
                              ------------------------------------
                              Kenneth H. Finkelstein,
                              President, Treasurer, Chief Financial
                              Officer, Principal Accounting
                              Officer, a member of the Board
                              of Directors


March 3, 2004                 By: /s/ Robert Jarva
                              ------------------------------------
                              Robert Jarva
                              Secretary, a member of the Board
                              of Directors