Form 10KSB
period 2004-04-30
SONIC MEDIA CORP
filed 2004-08-25
CIK 1175594

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2004

                                       or

                [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number

                         LARREA BIOSCIENCES CORPORATION.

           (Name of small business issuer as specified in its charter)

                   NEVADA                               680507505
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)             Identification Number)

                               c/o David Kalenuik
                               400-55 Water Street
                       Vancouver, British Columbia V6B1A1

                              Phone: (604) 899-7977
                               Fax: (604) 899-6109

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                     (None)

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK, $.0001 PAR VALUE
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form and no disclosure will be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

Registrant's had no revenues for the fiscal year ended April 30, 2004.

As of July 26, 2004, Registrant had 16,230,760 shares of its $.0001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of approximately $8,379,798. This calculation is based upon the closing sales price of $1.05 per share on August 9, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     (None)

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No X

                   TABLE OF CONTENTS AND CROSS REFERENCE SHEET

PART I

PAGE

Item 1       Description of Business                                          3
Item 2       Description of Property                                          6
Item 3       Legal Proceedings                                                6
Item 4       Submission of Matters to a Vote of Security Holders              6

PART II

Item 5       Market for Common Equity and Related Stockholder Matters         7
Item 6       Management's Discussion and Analysis and Plan of Operations      7
Item 7       Financial Statements                                             9
Item 8       Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                              9
Item 8A      Controls and Procedures

PART III

Item 9       Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act                9
Item 10      Executive Compensation                                          10
Item 11      Security Ownership of Certain Beneficial Owners and
             Management                                                      11
Item 12      Certain Relationships and Related Transactions                  11

PART IV

Item 13      Exhibits and Reports on Form 8-K                                11

                                     PART I

This Form 10-KSB contains forward looking statements relating to the development of the Company's products and services and future operation results, including statements regarding the Company that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe," "expect," "anticipate," "intend," variations of such words, and similar expressions, identify forward looking statements, but their absence does not mean that the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include the progress and costs of the development of products and services and the timing of the market acceptance.

ITEM 1 - BUSINESS

GENERAL

Larrea Biosciences Corporation (F/K/A Sonic Media Corporation, "LBC" or the "Company") entered into an agreement dated March 26, 2004 to acquire Global Botanics International, Inc. ("GBI") in March, but only recently issued shares to the selling shareholders of GBI. As this transaction was consummated after the end of the Company's April 30, 2004 fiscal year end, the financial information contained in this document does not reflect GBI operations. The closing of the GBI transaction, puts the Company, through GBI, in the business of harvesting, producing and licensing Virastatin(TM), a multifunctional ingredient produced according to patented extraction and purification technologies. Because Virastatin(TM) has proven antiviral, anti-inflammatory, antimicrobial and antioxidant properties, the ingredient is beneficial in a wide variety of health and consumer products. Current arrangements support the purchase of Virastatin for inclusion in private labeled products. GBI's product is marketed and sold in the U.S. and Canada by LarreaRx, Inc. To date, LarreaRx, Inc. has licensed the right to market and sell Virastatin-based dietary supplement and topical cosmetic products in the U.S. and Canada. Virastatin(TM) is the key active ingredient in the product lines sold under the tradenames Shegoi(TM) and Virox(TM). Shegoi(TM) products are marketed through direct marketing channels and Virox(TM) products are already being marketed through retail chain outlets in Canada and USA.

In addition to the profits generated from the sale of Virastatin(TM) ingredient, GBI may earn royalties on all products sold by licensees. GBI plans to penetrate the global market through similar licensing arrangements with multiple marketing partners, who specialize in marketing via such specific channels. GBI retains the rights to license the use of Virastatin(TM) in over-the-counter pharmaceutical products and for the possible development of ethical drugs. The global marketplace for antiviral products is extremely large and compared to other categories of pharmaceuticals, has limited competition. A March 2003 Reuters report states that, "The global antivirals market is forecast to grow from $8.7 billion in 2001 to $14 billion in 2007, largely due to the high incidence of viral infections and the inadequate efficacy of the drugs currently available". The family of human herpes viruses, currently with nine members, presents a good example of the extremely large potential marketplace for antiviral products. This family of contagious viruses infects almost everyone on the planet regardless of their geographic location. The best available data suggests that herpes simplex-1 (the cold sore virus) infects around 60% of the population; herpes simplex-2 (the genital herpes virus) infects around 26% of the population; varicella (the chicken pox and shingles virus) infects around 90% of the population; Epstein-Barr virus (the mononucleosis virus) infects around 60% of the population; cyomegalovirus infects around 95% of the population; and human herpes viruses 6 and 7 infect between 75 and 98% of the population. These viruses, in addition to causing classical herpes virus diseases, are now being linked as a contributing factor in the development of at least three diseases, which are the leading causes of death in developed nations. These diseases are heart disease, cancer and Alzheimer's disease. Herpes virus infections have also been recently linked with development of other serious conditions such as, hypertension, atherosclerosis, multiple sclerosis, Bell's palsy, trigeminal neuralgia, Hodgkin's disease, lymphoma and leukemia. Many medical professionals have suggested exploring the expanded use of antiviral agents as a treatment for many of these diseases. GBI's flagship antiviral product, Virastatin(TM), has demonstrated exceptional efficacy in products targeted against the herpes family of viruses. Additionally, several other very important viral diseases are the subjects of pending patent applications by GBI. These new viral disease indications will expand even further the impact that GBI's antiviral products, such as Virastatin(TM), will have on global health.

To produce Virastatin(TM), Larrea plant material is harvested from native stands of the plant growing in pristine areas of the Sonoran Desert. The environmentally friendly harvesting methods designed exclusively for GBI, do not kill or permanently damage the Larrea plants thereby providing a sustainable natural resource. To keep initial capital investment to a minimum, GBI currently outsources the manufacturing of Virastatin(TM) resin. However, the Company may begin insourcing production of Virastatin(TM) and other Larrea-based products at GBI-owned and operated facilities in the near future. These manufacturing advances would decrease the cost of goods sold, thereby increasing the Company's profitability. GBI has also employed the resources of Four Square Group (Phoenix, Arizona), a governmental and public affairs firm, working on behalf of GBI to secure Larrea harvesting rights on large tracts of government-owned lands in the Southwest U.S.

COMPANY BUSINESS MODEL

Since the acquisition of GBI, the Company's business model focuses on production, marketing and selling of its products, Virastatin(TM) proprietary resin, Shegoi(TM) and Virox nutriceutical and cosmeceutical products.

Global Botanics currently utilizes a laboratory facility located at the Maricopa Agricultural Center, University of Arizona. With the complete establishment of this lab they will have the capacity to extract and process enough plant material into finished resin to produce (in house) enough resin for up to 15,000 bottles per day of the dietary supplement.

In addition, and as a back up, the Company utilizes the services of Pioneer Laboratories (Tonopah, AZ), to extract and process the plant material, using proprietary methods. Pioneer has current resin production capacity to satisfy the needs of approximately 666,000 finished dietary supplement bottles per month (60 capsules/bottle).

The Products

GBI specializes in the research and development of products from the desert shrub, Larrea tridentata. The Company's flagship product is a proprietary extract from the plant, which is marketed under the tradename Virastatin. The extract and products based on the extract are protected by four (4) US patents (#6,039,955; #6,004,559; #5,945,106; #5,837,252). The patented extract functions as a natural remedy for herpes-related disorders and inflammatory conditions.

GBI's major product categories include nutriceutical, cosmeceutical and over-the-counter pharmaceutical products based on the Virastatin(TM) extract. The product line, which consists of a dietary supplement product, a topical spray and topical lotion product have been obtained through a licensing agreement, by LarreaRx, Inc., GBI's primary customer.

LarreaRx, Inc. distributes the products via two different distribution channels. Products sold under the Virox tradename are distributed and marketed through retail channels and are available throughout Canada and the US in numerous pharmacies and health food retail outlets. The same product line is also marketed under the brandname and label, Shegoi, and is distributed and marketed through direct marketing channels.

Larrea BioSciences Corporation maintains a website at www.labsci.com. LarreaRx, Inc. maintains websites at www.virox.ca and www.shegoi.com

STATUS OF NEW PRODUCTS AND SERVICES

Larrea Biosciences Corporation is engaged in the industrial field of applied biosciences research and development. The Company plans to become the world leader in the industrialization and commercialization of Larrea for a wide range of health and consumer products. The Company anticipates the introduction of several different grades of Virastatin resin extract over the next fiscal year. The goal of this strategy will be to lower production costs, while at the same time, expanding the target market for the Company. Numerous products in the consumer health products category, anti-aging products, health and beauty products, dental products and veterinary products will be introduced.

Growth through Establishing Partners Network

Larrea Biosciences has announced the intended acquisition of LarreaRx, Inc., its major licensee. This acquisition will result in the envelopment of LarreaRx's operations under the Larrea Biosciences umbrella, such that Larrea Biosciences will enjoy the substantial revenues and benefits of the retail distribution and direct marketing efforts of the Licensee.

Strategic Alliances

Larrea Biosciences will provide opportunities for additional licensing relationships with other companies in the nutriceutical, cosmeceutical, pharmaceutical and network marketing industries. Specifically, the proprietary extract will continue to be manufactured and produced under the control of GBI and GBI will aid any new licensees with product development as necessary.

Larrea Biosciences' strategic sub-licensing agreements will accelerate distribution and could result in immediate revenue from licensing fees, and ongoing revenues from product sales, royalty or resin purchases. Sub-licensees will cultivate and develop network marketing, direct sales endeavors and retail marketing in those countries with proven industry track records.

MARKETING AND SELLING

The Marketing Program

While affiliations and partnering result in potential growth for the Company, marketing and selling remain essential to building Company revenue. The objective of the Company's marketing program is to create and sustain preference and loyalty for Larrea Biosciences and GBI, as a leading providers of proprietary Virastatin resin extract.

The major marketing functions for the retail sector are performed by the major marketing partner of GBI, LarreaRx Inc. This marketing partner has the overall responsibility for communications, advertising, public relations and the establishment of the retail and product information websites. Virox products are distributed throughout the US through Tree of Life, United Natural Foods Incorporated, Select Nutrition and selected Whole Foods outlets. Puresource Inc. and Asenda Pharmaceuticals represent the products in Canada. Consumers can purchase Virox through Whole Foods, Akin's, Chamberlain's, Vitamin Cottage, selected Vitamin World and other health food retailers in the US. Safeway, London Drugs, Save-On Foods, Whole Foods, Capers, Overwaitea, Thrifty Foods and other health food stores retail the products in Canada.

Shegoi products are available through a network distribution channel, which currently consists of 2,700 distributors. The initial launch of the Shegoi products occurred in October, 2003. Additional network and direct marketing outlets will be secured this year in order to increase the powerful reach that this type of marketing campaign can deliver.

The Markets

Larrea Biosciences is targeting the global antiviral and dermatology markets with it's Virastatin(TM)-based products. The global antiviral market is forecast to grow to $14 billion by 2007, while the dermatology market is valued at $15 billion. With a major R&D focus on herpes treatments, a market valued at approximately $1.8 billion will be readily available over the next four years. There are over 100 million herpes virus sufferers in North America alone.

Virastatin(TM)-based products have demonstrated excellent results in treating conditions caused by the herpes class of viruses including cold sores, genital herpes and shingles; inflammatory conditions, including joint disorders, sinusitis, gastrointestinal disorders, psoriasis; and various microbial and fungal conditions. Currently, GBI has licensed the use of its proprietary ingredient to LarreaRx, Inc. for incorporation into a line of nutriceutical, and cosmeceutical products for sale and distribution through retail and direct marketing channels. LarreaRx provides its products primarily to customers for personal use and also to healthcare practitioners.

CURRENT MARKET OPPORTUNITIES INCLUDES:

o     HEALTHY INDIVIDUALS

      general health, illness prevention via antioxidant activity

o     AGING INDIVIDUALS

      anti-aging, health and beauty needs

o     ELDERLY INDIVIDUALS

      shingles, post-herpetic neuralgia & other age-related diseases induced by viral infection or inflammatory problems such as arthritis and psoriasis, etc.

o     FEMALE INDIVIDUALS

      cosmetics, health and beauty needs

o     SEXUALLY ACTIVE INDIVIDUALS

      prevention and/or health maintenance of STD's (herpes virus, papilloma virus)

o     IMMUNE COMPROMISED INDIVIDUALS (SUFFERING FROM OPPORTUNISTIC INFECTIONS)

      AID's infected individuals with Kaposi's sarcoma, genital herpes, cytomegalovirus, etc., transplant patients, etc.



MARKET EXPANSION OPPORTUNITIES INCLUDE:

o     PREVENTION/MAINTENANCE OF AGE-RELATED DISEASES

      (cancer, heart disease, liver disease, arthritis)

o     PREVENTION/MAINTENANCE OF NEURODEGENERATIVE DISEASE

      (multiple sclerosis, Alzheimers)

o     PREVENTION/TREATMENT OF INFECTION

      (viral infections, bacterial infections, fungal infections)

o     DENTAL APPLICATIONS

      (canker sores, gingivitis, etc.)

o     SPORTS INJURY APPLICATIONS

      (joint inflammation)

o     COSMETICS/COSMETIC SURGERY APPLICATIONS

      (scar reduction, anti-wrinkle, etc.)

o     VETERINARY APPLICATIONS

Manufacturing and production activities for the proprietary extract take place in Phoenix, Arizona, which has the most abundant stands of the Larrea tridentata plant. Thus far, LarreaRx, Inc. has been the major licensee of GBI's proprietary extract. Thus, all of the revenues since the GBI's inception have been generated through sales of Virastatin(TM) resin to LarreaRx. GBI itself intends to enter additional licensing agreements within the next several months to increase the revenue stream. Additionally, LarreaRx has also begun negotiations for expanded product distribution and partnerships through their retail and network marketing channels, which would translate into increased demand for GBI's proprietary resin extract.

FISCAL YEAR 2004 PERFORMANCE OVERVIEW

Prior to the acquisition of GBI, there were no operations in Larrea Biosciences. Since the acquisition of GBI, the revenue potential of Larrea Biosciences has increased tremendously.

EMPLOYEES

As of April 30, 2004, Larrea Biosciences had no employees.

COMPETITION

No toxicity has been recognized from any Company sponsored in vitro and in vivo animal studies, independent in vitro and in vivo animal studies, Company-sponsored non-controlled human clinical studies or in non-controlled human clinical studies conducted by independent researchers utilizing Virastatin(TM). Likewise, no consumer use reports have indicated toxicity or adverse effects from the use of or Virastatin(TM) in topical or oral form.

The products have been in test market for over six years with great success.

While there are other Larrea-based products on the market, these products do not produce the same medicinal results as Virastatin(TM). Also, their performance is limited, because the products are not readily absorbed into the digestive tract. More important is the fact that toxins capable of inducing liver damage have been associated with other larrea-based products. The proprietary processing methods of Virastatin(TM) provide the non-toxic quality to the Company's extract and products. Thus, key is the fact that each of the Virastatin(TM)-based products are formulated to achieve the highest degree of potency without the toxicity risks found in other Larrea-based products.

Additionally, no other patents award the right to use the current proprietary extract or any other extract of larrea for the purpose of treating herpes and inflammatory conditions. The Company is in the process of expanding its current patent and product portfolio to encompass greater utility of the plant.

CUSTOMERS

Larrea Biosciences current customer base includes LarreaRx, Inc. As of April 30, 2004, and prior to the consummation of the GBI acquisition, the Company had no customers and thus no revenue.

OPERATIONS

The Company's headquarters are in Vancouver, British Columbia. One hundred percent of the proprietary resin is harvested in Arizona. Nearly 45% of LarreaRx's production of final product occurs in Canada and 55% of the final products are manufactured in the United States.

ORGANIZATION

Larrea Biosciences Corporation (formerly Sonic Media Corporation) was organized as a Nevada corporation. The Company amended its Articles of Incorporation on June 1, 2004 to change its name to Larrea BioSciences Corporation.

Intellectual Property

The Company, through GBI owns U.S. Patents 5,837,252; 5,945,106; 6,004,559 and 6,039,955. These patents relate to the production and use of proprietary extracts from the North American plant species, Larrea tridentata. The current patented technology broadly covers extraction and purification technologies as well as utility of extracts as antiviral, anti-inflammatory, antimicrobial and antioxidant agents. Specific claims allowed in the issued patents include: a method of treating herpes lesions and herpes viruses in humans using an effective amount of an extract of Larrea tridentata; a method of treating herpes viruses and symptomatic herpes virus lesions of the group: herpes simplex 1 (cold sores), herpes simplex 2 (genital herpes), varicella-zoster virus (chickenpox and shingles), human herpes virus 4 (Epstein-Barr virus, mononucleosis), human herpes virus 5 (cytomegalovirus), human herpes viruses 6 and 7 (roseoloviruses), and herpes virus 8 (Kaposi's sarcoma); stimulation of human immune system function; a herpes treatment agent comprising a formulation of Larrea tridentata; and an agent for treatment of inflammation and inflammatory disease comprising a formulation of Larrea tridentata. These patents, which issued between 1998 and 2000, remain as an effective barrier to competition for twenty years from the date filed. In addition to the existing patents, GBI will aggressively prosecute pending patent applications to secure final issuance of multiple U.S. and international patents, which expand on the already patented technologies. GBI will actively pursue new licensees for its patented technologies both domestically and overseas.

The Company relies upon a combination of nondisclosure and other contractual arrangements, as well as common law trade secret, copyright and trademark laws to further protect its proprietary rights. The Company enters into confidentiality agreements with its consultants and clients and limits access to and distribution of its proprietary information. The product names Virastatin and Shegoi are trademarked in the U.S.

GOVERNMENTAL APPROVAL AND REGULATION

Like all companies, including those with multinational operations, we are subject to the laws of the countries in which the Company maintains subsidiaries and conducts operations. Additionally, there are regulatory guidelines that are to be followed when selling natural plant extracts, dietary supplement and cosmetic products. The specific regulations and extent of the regulations vary from country to country. Larrea Biosciences relies on the advice of regulatory affairs consultants and legal council to stay within any guidelines and regulations imposed by each government on our industry.

ITEM 2 - PROPERTIES

COMPANY FACILITIES

The Company's current facilities are located at 55-400 Water Street, Vancouver, British Columbia V6B1A1.

ITEM 3 - LEGAL PROCEEDINGS

No law suits are currently threatened or filed against or by Larrea Biosciences or GBI.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 3, 2004, LBC filed a definitive proxy statement for an action by written consent of the stockholders to vote on an amendment of the Company's Articles of Incorporation to effect a name change from Sonic Media Corporation to Larrea BioSciences Corporation. As of the record date of April 13, 2004, there were 16,230,760 shares issued and outstanding. 8,300,000 (51.14%) voted in favor of the name change. Pursuant to the above-mentioned proxy statement, the Company implemented the name change by filing the amended articles of incorporation with the Nevada Secretary of state on May31, 2004. On June 5, 2004, the Company's symbol was changed from SMED to LRRA.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS; RECENT SALES OF UNREGISTERED SECURITIES

(a) MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION - Common stock of Larrea BioSciences Corporation is traded on the NASD's Over the Counter Bulletin Board under the symbol "LRRA."

The table shows the high and low bid and ask of the Company's common stock as reported for each quarter during the last two fiscal years:


                                            2003-2004            2002-2003

    Fiscal
    Quarter                              High       Low        High       Low
    -------                              ----       ---        -----      ---

1st (ended July 31)                      0.0        0.00       0.00       0.00
2nd  (ended October 31)                  0.25       0.25       0.00       0.00
3rd (ended January 31)                   1.63       1.53       0.00       0.00
4th (ended April 30)                     1.20       1.20       0.00       0.00


RECORD HOLDERS - As of July 25, 2004, the number of holders of record of the Company's common stock was eight (8). As of July 25, 2004, there were 16,230,760 shares of common stock issued and outstanding.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of April 30, 2004, the Company had no equity compensation plans in place.

(b) RECENT SALES OF UNREGISTERED SECURITIES

On March 26, 2004, the Company entered into an agreement with the shareholders of GBI whereby the Company acquired all of the issued and outstanding shares of GBI in exchange for 3,500,000 shares of restricted common stock of the Company. As all the shareholders of GBI were non-U.S. residents, the shares were issued in reliance on an exemption from registration available under Regulation S of the Securities Act of 1933. The shares, due to the shareholders of GBI from the Company, were not issued until August 2004.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

At April 30, 2004, the Company had no operations. With the acquisition of GBI, the Company's entire management and global marketing and sales team have set clear goals and objectives to expand distribution and marketing of the Virastatin(TM) resin on a global basis. As well, the Company will continue to engage in research and new product development.

Going forward, the management has set new goals to achieve over the next two quarters.

      o     The acquisition of LarreaRx, Inc., GBI's primary licensee

      o Expanded distribution of Virastatin(TM)to new licensees for private label use

      o Expanded distribution of Virastatin-based products for license to nutriceutical, cosmeceutical, pharmacueitcal and veterinary markets

      o Broadening of Intellectual property portfolio for increased security and protection of claims, utility and processing methods

      o Reducing cost of production via in-house manufacturing and/or increased volume production

      o Research and Development - clinical studies, product development, etc.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

During the fiscal year 2003-2004, the directors of SMED appointed David T. Kalenuik and Robert T. Sinnott as members of the board of directors filling available vacancies. After the resignation of Messieurs Finkelstein and Jarva, Mr. Kalenuik and Mr. Sinnott constitute the sole members of the board of directors. Mr. Kalenuik also acts as CEO of the Company. Mr. Sinnott acts as the Treasurer and Secretary.

Committees

The Company is in the process of forming an Audit, Compensation and Nominating and Corporate Governance Committee. Currently Mr. Kalenuik and Mr. Sinnott are acting as members of these committees.

RESULTS OF OPERATIONS

THE YEAR ENDED APRIL 30, 2004 COMPARED TO THE YEAR ENDED APRIL 30, 2003

The Company incurred a net loss of $112,733 as compared to $7,333 for the year ended April 30, 2003 an increase of $105,400. The increased loss is directly attributable to an increase in management and consulting fees and professional fees.

Management and consulting fees increased by $82,328 for the year ended April 30, 2004. The increase is due to an increase in the number of outside consultants utilized during the year.

Professional fees, which include legal and audit fees, increased by $21,236 for the year ended April 30, 2004. Legal and accounting expenses relate to financial and regulatory requirements.

Loss per share was $0.01 in 2004 compared to $0.00 in 2003 after giving effect to a 6.5 to 1 stock split. The increasing loss per share is due to the increase in the loss during the 2004 fiscal year. The weighted average number of shares outstanding for the years ending April 30, 2004 and 2003 was 16,230,760 after giving effect to a 6.5 to 1 stock split.

Stockholder deficiency as at April 30, 2004 was $19,862 compared to stockholder equity of $92,871 as at April 30, 2003.

Going Concern Qualification

The Company's independent auditors have included an explanatory paragraph in their report on the April 30, 2004 consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern." The going concern qualification is attributable to recurring losses. For the year ended April 30, 2004, the Company continued to experience a negative cash flow from operations, and projects that it will need certain additional capital to enable it to continue operations at its current level beyond the near term. The Company believes it can raise additional funds though equity or debt financing.

Liquidity And Capital Resources

As of April 30, 2004 the Company's working capital deficiency (current assets less current liabilities) totaled $19,862 compared to working capital of $92,871 as of April 30, 2003. Cash flows used in operating activities totaled $99,307 for the year ended April 30, 2004 compared to $759 for the year ended April 30, 2003. As of April 30, 2004, the Company had cash on hand of $138 and a working capital deficiency of $19,682. In the opinion of management, cash on hand is not sufficient to meet the Company's current needs.

Dividends and Redemption

It has been the Company's policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since the Company's inception and is expected to continue, but is subject to regular review by the Board of Directors.

Forward-Looking Statements

All statements contained in this annual report, or in any document filed by the Company with the Securities and Exchange Commission, or in any press release or other written or oral communication by or on behalf of the Company, that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent the Company's expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved.

These statements are subject to risks, uncertainties and other factors, many of which are outside of the Company's control that could cause actual results to differ materially from the results described in such statements. These Factors include, without limitation, the following: (i) competitive pressures; (ii) the Company's ability to consummate strategic acquisitions and alliances; (iii) the Company's ability to attract and retain key personnel; (iii) the Company's ability to continue to develop and expand its product offerings to address emerging business demands and technological trends; (iv) changes in the financial condition of the Company's customers; (v) the future profitability of the Company's customer contracts, and (vi) general economic conditions and fluctuations in currency exchange rates in countries in which we do business.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements that constitute Item 7 are included at the end of this report on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 21, 2004, the Company changed accountants beginning with the audit of the financial statements for the fiscal year ended April 30, 2004, from Anderson Accounting to LDMB Advisors, Inc. ("LDMB"). The Board of Directors of Larrea Biosciences approved the change in auditors at a special meeting of the Board of Directors.

The report of Anderson on the Company's financial statements for the fiscal year ended April 30, 2003 and LDMB's report on the Company's financial statements for the fiscal year ended April 30, 2004, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern uncertainty.

In connection with the audit of the Company's financial statements for the fiscal years ended April 30, 2003, there were no disagreements, disputes, or differences of opinion with Anderson on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Anderson would have caused Anderson to make reference to the matter in its report.

In connection with the audit of the Company's financial statements for the fiscal year ended April 30, 2004 there were no disagreements, disputes, or differences of opinion with LDMB on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of LDMB would have caused LDMB to make reference to the matter in its report.

ITEM 8A. CONTROLS AND PROCEDURES

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the disclosure controls and procedures as of the effective date of this Annual Report on Form 10-KSB. Based on their evaluation, the chief executive officer and chief financial officer have concluded that as of the evaluation date, the disclosure controls and procedures are effective to ensure that all material information required to be filed in this Annual Report on Form 10-KSB has been made known to them.


Other than as described above, there have been no changes, including corrective actions with regard to deficiencies or weaknesses in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date set forth above.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's directors and executive officers and persons owning more than 10% of the outstanding Common Stock, file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended April 30, 2004, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with, except as follows: Mr. David Kalenuik did not timely file a Form 5; however, the form 5 was filed on August 3, 2004. Mr. Robert Sinnott did not timely file a Form 5; however, the form was filed on August 3, 2004.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The Board of Directors elects the executive officers of the Company annually. Each year the stockholders elect the Board of Directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of the Company are as follows:

----------------------- -------------------------- ------- -------------------------------------- -----------------
Name                    Year First Elected As an   Age     Position
                        Officer                            Held with                              Family
                        Or Director                        the Registrant                         Relationship
----------------------- -------------------------- ------- -------------------------------------- -----------------
David Kalenuik          2004                       46      CEO; Director                          None
----------------------- -------------------------- ------- -------------------------------------- -----------------
Robert Sinnott          2004                       39      Treasurer, Secretary; Director         None
----------------------- -------------------------- ------- -------------------------------------- -----------------

Business Experience of Officers and Directors:

DAVID KALENUIK has been a Director of the Company since 2004. Mr. Kalenuik is currently the Chief Executive Officer of the Company. Mr. Kalenuik is a businessman, consultant and marketing entrepreneur. He has been involved in the Direct Marketing/Multi-Level Marketing and Tele-Marketing industry for over 25 years. He has consulted to and supplied products to a number of Network Marketing companies. He was also the founder and President of a Network Marketing company, FIM, where he grew an Independent Distributor base of over 65,000 people within a calendar year. Additionally, he was Co-founder and President of Mitropolis Solutions Inc, an Investment Banking firm, which funded over $6,000,000 USD in private placement funding to private companies during the late 1990's. David has owned and successfully operated over ten companies within Canada and the United States and has been a director and officer in publicly traded companies.

ROBERT SINNOTT has been a Director of the Company since 2004. Mr. Sinnott is currently the Chief Financial Officer and Secretary of the Company. Dr. Sinnott is Chief Executive Officer and Director of Larreacorp and is a businessman, researcher and consultant. He holds a Doctor of Philosophy from Arizona State University specializing in plant genetic engineering and agricultural biotechnology. Dr. Sinnott was the founder of Gaiaventures, Ltd., the predecessor of Larreacorp, based in Chandler, Arizona. Gaiaventures provided technology assessment and product development for contract clients in the biotechnology, pharmaceuticals, and functional food industries. Past clients include start-up companies and Fortune 500 companies such as Mars Corporation and IMPRA, now a subsidiary of Bard. Dr. Sinnott has taught biotechnology and biotech-based business courses at the college level at several institutions.

ITEM 10-EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE AND OPTIONS

The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the last three fiscal years by the executive officers of the Company who received compensation of or in excess of $100,000 during the fiscal year ended April 30, 2004. The following information for the officers includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.


                           SUMMARY COMPENSATION TABLE
---------------------------------- --------------- -----------------------------
                                                     Annual Compensation(1)(2)
---------------------------------- --------------- -----------------------------
                                    Fiscal Year
Name and Principal Position           Ended          Salary          Bonus
---------------------------------- --------------- ------------ ----------------

David Kalenuik, Chief Executive    2004            $ 0          -0-
Officer Director
                                   2003            n/a          -0-

                                   2002            n/a          -0-

---------------------------------- --------------- ------------ ----------------
Robert Sinnott,  Treasurer,        2004            $0           -0-
Secretary and Director
                                   2003            n/a          -0-

                                   2002            n/a          -0-
---------------------------------- --------------- ------------ ----------------


(1) No officers received or will receive any bonus or other annual compensation, nor any benefits other than those available to all other employees that are required to be disclosed.

(2) No officers received or will receive any long-term incentive plan (LTIP) payouts or other payouts during fiscal 2003.

(3) No officers received any options or other forms of compensation in the 3 most recent fiscal years.

COMPENSATION OF DIRECTORS

Directors of the Company do not receive cash compensation for attendance at board meetings but are entitled to reimbursement of their reasonable expenses incurred in attending Directors' Meetings.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of July 15, 2004, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's present directors and officers, and (iii) all officers and directors as a group:


                                                                    Percentage
Name and                                   Number of               Beneficially
Address                                  Shares(1)(2)                 owned
-------                                  ------------              ------------

David Kalenuik (3)                         4,150,000                  25.56%
Robert Sinnott (3)                         4,150,000                  25.56%

All officers and directors
as a group (two persons)                   8,300,000                  51.12%

(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock relating to options currently exercisable or exercisable within 60 days of July 15, 2004 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3) Address c/o David Kalenuik 400-55 Water Street, Vancouver, British Columbia V6B 1A1, Canada.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's management believes that the terms of these transactions are no less favorable to the Company than would have been obtained from an unaffiliated third party in similar transactions. All future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties, and will be approved by a majority of the disinterested directors.


                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         21.1     A list of all subsidiaries of the Company *
         31.1     Section 302 Certification *
         31.2     Section 302 Certification *
         32.1     Section 906 Certification *
         32.2     Section 906 Certification *

*     Filed herewith.

(b) Reports on Form 8-K

      On February 3, 2004, the Company filed a current report on form 8-K announcing the change of auditors from Sellers and Anderson LLC to Madsen & Associates. The change in auditors occurred because of a move of the auditing partner to a new firm. There was no disagreement with the Company's previous auditors.

      On February 11, 2004, the Company filed a current report on form 8-K announcing its intention to acquire Global Botanics, Inc.

      On March 15, 2004, the Company filed a current report on form 8-K announcing a change in control whereby the controlling shareholders of the Company sold 9,750,000 shares of the Company's common stock to various shareholders including David Kalenuik and Robert Sinnott in exchange for a total consideration of $100,000. This current report also announced the resignation of Kenneth Finkelstein and Robert Jarva and the appointment of David T. Kalenuik and Robert Sinnott, Ph.D. to act as directors and officers of the Company until its next annual meeting.

      On March 16, 2004, the Company filed a current report announcing the replacement of its attorney Kenneth Finkelstein with Patti L. W. McGlasson, a Professional law corporation.

      On April 20, 2004, the Company filed a current report announcing the acquisition of all of the shares of common stock of Global Botanics, Inc. in exchange for 3,500,000 shares of common stock of the Company.


                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LARREA BIOSCIENCES COPORATION


Date:        August 24, 2004               BY: /S/ DAVID KALENUIK
                                           ----------------------
                                           David Kalenuik, Acting CEO


Date:        August 24, 2004               BY: /S/ ROBERT SINNOTT
                                           ----------------------
                                           Robert Sinnott, Acting CFO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:        August 24, 2004               BY: /S/ DAVID KALENUIK
                                           ----------------------
                                           David Kalenuik, Director


Date:        August 24, 2004               BY: /S/ ROBERT SINNOTT
                                           ----------------------
                                           Robert Sinnott, Director

                         LARREA BIOSCIENCES CORPORATION
                          (FORMERLY SONIC MEDIA CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                 APRIL 30, 2004

LARREA BIOSCIENCES CORPORATION


CONTENTS

APRIL 30, 2004



                                                                           PAGE



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    F-1


FINANCIAL STATEMENTS
     Balance Sheets                                                        F-2
     Statements of Operations                                              F-3
     Statements of Stockholders' Equity                                    F-4
     Statements of Cash Flows                                              F-5
     Notes to the Financial Statements                                     F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders of:
Larrea Biosciences Corporation (formerly Sonic Media Corp.)

We have audited the balance sheet of Larrea Biosciences Corporation (a development stage company) as at April 30, 2004 and the statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of April 30, 2003 and for the year then ended were audited by other auditors whose report dated June 20, 2003, expressed an unqualified opinion on these statements. The cumulative statements of operations, stockholders' equity and cash flows for the period from May 1, 2002 (inception) to April 30, 2003 include amounts for the period from May 1, 2002
(inception) to April 30, 2003, which were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for the period May 1, 2002 through April 30, 2003 is based solely on the reports of other auditors.

We conducted our audit in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2004 and the results of its operations and cash flows for the year then ended and cumulative for the period from May 1, 2002 (inception) to April 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LDMB Advisors Inc.

Chartered Accountants
Langley, British Columbia, Canada
August 6, 2004

LARREA BIOSCIENCES CORPORATION
The accompanying notes are an integral part of these financial statements.

(FORMERLY SONIC MEDIA CORP.)
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

--------------------------------------------------------------------------------------------
AS AT APRIL 30,                                                 2004               2003
--------------------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash                                                     $      138        $    99,445
============================================================================================

LIABILITIES

CURRENT
    Accounts payable and accrued liabilities                 $   20,000        $     6,574
--------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

    Common stock, $.0001 par value
        Authorized:  100,000,000 shares
        Issued:  2004 - 16,230,760; 2003 - 4,997,040              1,623                500
    Additional paid-in capital                                   98,581             99,704
    Deficit accumulated during the development stage           (120,066)            (7,333)

--------------------------------------------------------------------------------------------
Total stockholders' equity                                      (19,862)            92,871

--------------------------------------------------------------------------------------------
                                                             $      138        $    99,445
============================================================================================

COMMITMENTS (Note 6)


APPROVED BY THE DIRECTORS:

/s/ David Kalenuik
--------------------------
Director

/s/ Robert Sinott
--------------------------
Director


The accompanying notes are an integral part of these financial statements.

LARREA BIOSCIENCES CORPORATION

(FORMERLY SONIC MEDIA CORP.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS


------------------------------------------------------------------------------------------------------
                                                                                     PERIOD FROM
                                                                               MAY 1, 2002 (INCEPTION)
                                                                                    TO APRIL 30,
FOR THE YEARS ENDED APRIL 30,                          2004           2003              2004
------------------------------------------------------------------------------------------------------
REVENUE                                             $    --        $     --           $      --
------------------------------------------------------------------------------------------------------

EXPENSES
    Bank charges                                             75          --                     75
    Investor relations                                      741          --                    741
    Management and consulting fees                       82,328          --                 82,328
    Office and miscellaneous                                271             418                689
    Professional fees                                    24,068           2,832             26,900
    Regulatory and share transfer
        fees                                                457           1,943              2,400
    Rent and occupancy costs                              1,378           1,698              3,076
    Telephone                                             3,600             150              3,750
    Travel                                               --                 292                292

------------------------------------------------------------------------------------------------------
                                                        112,918           7,333            120,251
------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                  (112,918)         (7,333)          (120,251)

    Interest income                                         185          --                    185

------------------------------------------------------------------------------------------------------
NET LOSS                                            $ (112,733)    $    (7,333)       $  (120,066)
======================================================================================================

Loss per share (Note 2(f))                          $    (0.01)    $       0.00
====================================================================================================

Weighted average number of shares outstanding        16,230,760      16,230,760
======================================================================================================


The accompanying notes are an integral part of these financial statements.

LARREA BIOSCIENCES CORPORATION

(FORMERLY SONIC MEDIA CORP.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED APRIL 30, 2004
---------------------------------------------------------------------------------------------------------
                                                                              Deficit
                                       Common stock                         Accumulated
                               -------------------------     Additional        During           Total
                                 Number                       Paid-in       Development     Stockholders'
                               of Shares         Amount       Capital          Stage            Equity
---------------------------------------------------------------------------------------------------------
Issue of common stock for
    cash on organization of
    the Company                 4,000,000      $     400      $     100     $        --      $      500
Issue of common stock for
    cash                          997,040            100         99,604              --          99,704
Net loss for the period                --             --             --          (7,333)         (7,333)
---------------------------------------------------------------------------------------------------------
Balance April 30, 2003          4,997,040            500         99,704          (7,333)         92,871
Common stock returned to
    treasury                   (2,500,000)          (250)           250              --              --
Stock split 6.5 for 1          13,733,720          1,373         (1,373)             --              --
Net loss for the period                --             --             --        (112,733)       (112,733)
---------------------------------------------------------------------------------------------------------

Balance April 30, 2004         16,230,760      $   1,623      $  98,581     $  (120,066)     $  (19,862)
=========================================================================================================


The accompanying notes are an integral part of these financial statements.

LARREA BIOSCIENCES CORPORATION

(FORMERLY SONIC MEDIA CORP.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------
                                                                                            PERIOD FROM
                                                                                      MAY 1, 2002 (INCEPTION)
                                                                                           TO APRIL 30,
FOR THE YEARS ENDED APRIL 30,                                 2004           2003               2004
-------------------------------------------------------------------------------------------------------------
CASH FLOWS (USED IN) PROVIDED BY:

OPERATING ACTIVITIES
    Net loss                                               $(112,733)     $  (7,333)         $(120,066)
    Adjustments for items not affecting cash:
        Accounts payable and accrued liabilities              13,426          6,574             20,000
-------------------------------------------------------------------------------------------------------------
                                                             (99,307)          (759)          (100,066)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Common stock issued for cash                                  --        100,204            100,204
-------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                  (99,307)        99,445                138

CASH, beginning                                               99,445             --                 --
-------------------------------------------------------------------------------------------------------------
CASH, ending                                               $     138      $  99,445          $     138
=============================================================================================================

SUPPLEMENTAL INFORMATION Cash paid during the year to:
    Interest                                               $      --      $      --          $      --
    Income taxes                                           $      --      $      --          $      --


The accompanying notes are an integral part of these financial statements.

LARREA BIOSCIENCES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
(FORMERLY SONIC MEDIA CORP.)
(A DEVELOPMENT STAGE COMPANY)

APRIL 30, 2004
--------------------------------------------------------------------------------

1.   ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

     The Company changed its name from Sonic Media Corp. to Larrea Biosciences Corporation on June 1, 2004.

     The Company was incorporated under the laws of the State of Nevada on May 1, 2002. The Company is focusing its operations on manufacturing, licensing and distributing "Green" pharmaceuticals. The Company has not yet generated business from these principal business activities and is therefore considered to be in the development stage.

     These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As of April 30, 2004, the Company is considered to be in the development stage as the Company has not generated revenues from its principal business activities. The Company's future operations are dependent upon it's ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below:

     (a) Cash and cash equivalents

         The Company considers all short-term investments, including investments in certificates of deposit, with a maturity date at purchase of three months or less to be cash equivalents.

     (b) Revenue recognition

         Revenue is recognized on the sale and transfer of goods and services.

     (c) Foreign currencies

         The functional currency of the Company is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in the statement of operations.

LARREA BIOSCIENCES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
(FORMERLY SONIC MEDIA CORP.)
(A DEVELOPMENT STAGE COMPANY)

APRIL 30, 2004
--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (d) Financial instruments

         The Company's financial instruments consist of cash and accounts payable and accrued liabilities.

         Management is of the opinion that the Company is not subject to significant interest, currency or credit risks on the financial instruments included in these financial statements. The fair market values of these financial instruments approximate their carrying values.

     (e) Income taxes

         The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period.

         Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases as well as the benefit of losses available to be carried forward to future years for tax purposes.

         Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be covered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

     (f) Loss per share

         Basic loss per share is computed by dividing loss for the period available to common stockholders by the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common stock and potentially dilutive common stock issuances, outstanding during the period. As the Company has a net loss in each of the periods presented, basic and diluted loss per share are the same.

     (g) Recent accounting pronouncements

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which addresses the consolidation of variable interest entities (formerly referred to as "Special-Purpose Entities"). The Interpretation is generally in effect for interim or annual periods beginning after December 15, 2003. The adoption of FIN No. 46 had no material impact on the Company's financial condition or results of operations.

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as a liability in the financial statements. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003. The Company has reviewed the requirements of SFAS No. 150 and has determined that it did not have an impact on its financial condition or results of operations.

     (h) Comparative figures

         Certain comparative figures have been reclassified to conform to the basis of presentation adopted for the current year.

LARREA BIOSCIENCES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
(FORMERLY SONIC MEDIA CORP.)
(A DEVELOPMENT STAGE COMPANY)

APRIL 30, 2004
--------------------------------------------------------------------------------


3.   STOCKHOLDERS' EQUITY

     Common stock offering:

         During 2003, the Company completed a private placement offering of 4,000,000 common shares to its officers and directors for $500 and a registered public offering of 997,040 common shares for $99,704.

         On January 16, 2004, the Company's officers and directors returned 2,500,000 common shares to the Company's treasury.

         On January 23, 2004, the Company declared a 6.5 for 1 stock split.


4.   RELATED PARTY TRANSACTIONS

     (a) Accounts payable include $NIL (2003 - $4,719) owing to a former officer and director of the Company.

     (b) During the year, former directors of the Company returned 2,500,000 (pre-split) common shares to the Company's treasury.


5.   INCOME TAXES

     Deferred tax assets and liabilities:

                                                      2004             2003
--------------------------------------------------------------------------------
     Deferred tax assets:
        Operating loss carry-forwards              $  40,823        $  2,493
        Valuation allowance                          (40,823)         (2,493)
--------------------------------------------------------------------------------
     Net deferred tax asset                        $    --          $    --
================================================================================

     Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities. Due to its losses, the Company has no income tax expense.

     The Company has operating loss carry-forwards for income tax purposes at April 30, 2004 of approximately $120,067. Operating losses begin to expire in fiscal year 2023.


6.   COMMITMENTS

     Pursuant to the terms of a stock purchase agreement ("Agreement") dated March 26, 2004, the Company has agreed to purchase all of the issued and outstanding capital stock of Global Botanics, Inc. ("Global"), a corporation organized under the laws of Niue.

     Global's major assets consist of four United States patents relating to the production and use of proprietary extracts from the plant species 'Larrea Tridentata'. These patents were acquired by Global for $1,200,000 from a company which is controlled by a director of the Company.

     The terms of the agreement require the Company to issue 3,500,000 restricted common shares to the shareholders of Global. These shares were issued August 5, 2004.