Form 10KSB/A
period 2004-04-30
SONIC MEDIA CORP
filed 2004-08-30
CIK 1175594

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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


                                           LARREA BIOSCIENCES COPORATION


Date:        August 30, 2004               BY: /S/ DAVID KALENUIK
                                           ----------------------
                                           David Kalenuik, Acting CEO


Date:        August 30, 2004               BY: /S/ ROBERT SINNOTT
                                           ----------------------
                                           Robert Sinnott, Acting CFO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:        August 30, 2004               BY: /S/ DAVID KALENUIK
                                           ----------------------
                                           David Kalenuik, Director


Date:        August 30, 2004               BY: /S/ ROBERT SINNOTT
                                           ----------------------
                                           Robert Sinnott, Director

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