Form 10QSB
period 2004-07-31
SONIC MEDIA CORP
filed 2004-09-20
CIK 1175594

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended July 31, 2004

|_| For the transition period from __________ to __________

Commission file number: 0-22773

                         LARREA BIOSCIENCES CORPORATION
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                                68-0507505
(State or other Jurisdiction of                            (I.R.S. Employer NO.)
Incorporation or Organization)

                               c/o David Kalenuik
                               400-55 Water Street
                       Vancouver, British Columbia V6B1A1

                              Phone: (604) 899-7977
                               Fax: (604) 899-6109
               (Address of principal executive offices) (Zip Code)

                         (818) 222-9195 / (818) 222-9197
           (Issuer's telephone/facsimile numbers, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

The issuer had 19,801,260 shares of its $.0001 par value Common Stock issued and outstanding as of September 13, 2004.

Transitional Small Business Disclosure Format (check one)

                                 Yes |_| No |X|

                         LARREA BIOSCIENCES CORPORATION.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                PAGE

Item 1.  Financial Statements                                           1

Unaudited Balance Sheet as of July 31, 2004

Comparative Unaudited Statements of Operations for the Three Months Ended July 31, 2004 and 2003

Comparative Unaudited Statements of Stockholder's Equity for the Three Months Ended July 31, 2004 and 2003

Notes to the Unaudited Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation      8

Item. 3. Controls and Procedures 10

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                              10

Item 2.  Changes in Securities                                          10

Item 3.  Defaults Upon Senior Securities                                10

Item 4.  Submission of Matters to a Vote of Security Holders            10

Item 5.  Other Information                                              11

Item 6.  Exhibits and Reports on Form 8-K                               11

         (a) Exhibits (b) Reports on Form 8-K

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Item 1.  Financial Statements

                         LARREA BIOSCIENCES CORPORATION

                         BALANCE SHEET -- JULY 31, 2004

                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                                             As at       As at
                                                           July 31,    April 30,
                                                            2004         2004
--------------------------------------------------------------------------------

ASSETS

CURRENT
    Cash
                                                         $     376    $     138
    Due from LarreaRX, Inc. (Note 4)                        58,046           --
--------------------------------------------------------------------------------
                                                         $  58,422    $     138
================================================================================

LIABILITIES

CURRENT
    Accounts payable and accrued liabilities             $  18,882    $  20,000
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

    Common stock, $.0001 par value
        Authorized:  100,000,000 shares
        Issued:  16,230,760 shares                           1,623        1,623
    Common stock share subscriptions                        70,500           --
    Additional paid-in capital                              98,581       98,581
    Deficit accumulated during the development stage      (131,164)    (120,066)
--------------------------------------------------------------------------------
Total stockholders' equity                                  39,540      (19,862)
--------------------------------------------------------------------------------
                                                         $  58,422    $     138
================================================================================

COMMITMENTS (Note 5)

                 See accompanying notes to financial statements.

--------------------------------------------------------------------------------

                         LARREA BIOSCIENCES CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------
                                                                                  Period from
                                                                              May 1, 2002 (inception)
                                                                                 to July 31,
FOR THE THREE MONTHS ENDED JULY 31,                  2004             2003           2004
-------------------------------------------------------------------------------------------------------
                                                                                 (Reclassified)

REVENUE                                         $         --    $         --    $         --
-------------------------------------------------------------------------------------------------------
EXPENSES
    Bank charges                                          70              --             145
    Investor relations                                 8,067              --           8,808
    Management and consulting fees                        --           3,600          82,328
    Office and miscellaneous                              --             170             689
    Professional fees                                  2,000           2,452          28,900
    Regulatory and share transfer fees                   961              85           3,361
    Rent and occupancy costs                              --             407           3,076
    Telephone                                             --              --           3,750
    Travel                                                --              --             292
-------------------------------------------------------------------------------------------------------
                                                      11,098           6,714         131,349
-------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                 (11,098)         (6,714)       (131,349)

    Interest income                                       --              92             185
-------------------------------------------------------------------------------------------------------
NET LOSS                                        $    (11,098)   $     (6,622)   $   (131,164)
=======================================================================================================
Loss per share                                  $       0.00    $       0.00
=======================================================================================================
Weighted average number of shares outstanding     16,230,760      16,230,760
=======================================================================================================

                 See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                         LARREA BIOSCIENCES CORPORATION
                        STATEMENT OF STOCKHOLDER'S EQUITY

                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD ENDED JULY 31, 2004
-----------------------------------------------------------------------------------------------------------------------
                                                 Common stock                                Deficit
                                ----------------------------------------------Additional   Accumulated       Total
                                    Number                                      Paid-in       During      Stockholders'
                                   of Shares      Amount       Subscriptions    Capital  Development Stage   Equity
-----------------------------------------------------------------------------------------------------------------------
    Issue of common stock for
        cash on organization of
        the Company             4,000,000    $       400             --   $       100    $        --    $       500
    Issue of common stock
        for cash                  997,040            100             --        99,604             --         99,704
    Net loss for the period            --             --             --            --         (7,333)        (7,333)
-----------------------------------------------------------------------------------------------------------------------
    Balance April 30, 2003      4,997,040            500             --        99,704         (7,333)        92,871
    Common stock returned
        to treasury            (2,500,000)          (250)            --           250             --             --
    Stock split 6.5 for 1      13,733,720          1,373             --        (1,373)            --             --
    Net loss for the period            --             --             --            --       (112,733)      (112,733)
-----------------------------------------------------------------------------------------------------------------------
    Balance April 30, 2004     16,230,760    $     1,623             --   $    98,581    $  (120,066)   $   (19,862)

    Common shares subscribed,
        not issued                     --             --         70,500            --             --         70,500
    Net loss for the period            --             --             --            --        (11,098)       (11,098)
=======================================================================================================================
    Balance July 31, 2004      16,230,760    $     1,623         70,500   $    98,581    $  (131,164)   $    39,540
=======================================================================================================================

                 See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                         LARREA BIOSCIENCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------
                                                                             Period from
                                                                           May 1, 2002 (inception)
                                                                             to July 31,
FOR THE THREE MONTHS ENDED JULY 31,                  2004         2003          2004
---------------------------------------------------------------------------------------------------
CASH FLOWS (USED IN) PROVIDED BY:

OPERATING ACTIVITIES
    Net loss                                       $ (11,098)   $  (6,622)   $(131,164)
    Adjustments for items not affecting cash:
        Accounts payable and accrued liabilities      (1,118)      (5,811)      18,882
---------------------------------------------------------------------------------------------------
                                                     (12,216)     (12,433)    (112,282)
---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Common stock subscriptions                        70,500           --       70,500
    Common stock issued for cash                          --           --      100,204
---------------------------------------------------------------------------------------------------
                                                      70,500           --      170,704
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Advances to LarreaRX, Inc.                       (58,046)          --      (58,046)
---------------------------------------------------------------------------------------------------
INCREASE IN CASH                                         238      (12,433)         376

CASH, beginning period                                   138       99,445           --
---------------------------------------------------------------------------------------------------
CASH, ending period                                $     376    $  87,012    $     376
====================================================================================================

SUPPLEMENTAL INFORMATION
Cash paid during the period to:
    Interest                                       $      --    $      --    $      --
    Income taxes                                   $      --    $      --    $      --
CASH FLOWS (USED IN) PROVIDED BY:

                 See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                         LARREA BIOSCIENCES CORPORATION

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

      As of July 31, 2004, the Company is considered to be in the development stage as the Company has not generated revenues from its principal business activities. The Company's future operations are dependent upon it's ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

2. BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and
      Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that its disclosures are adequate so that the information presented is not misleading. These condensed financial statements should be read with the annual audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB and other reports filed with with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of operations have been included in the financial statements. Results of operations for the three months ended July 31, 2004 are not necessarily indicative of the results that may be expected for any other quarter or for the fiscal year ended April 20, 2005.

      The balance sheet at April 30, 2004 has been derived from audited financial statements at that date. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the year ended April 30, 2004 and 2003 as contained in the Company's Form 10-KSB for its year ended April 30, 2004. Such financial statements should be read in conjunction with these financial statements.

3. STOCK TRANSACTIONS

      During the quarter ended July 31, 2004, 70,500 units were subscribed for net proceeds of $70,500. Each unit consists of 1 share of the Company and one half of one option to purchase up to one common share at an exercise price of $1.00 per share. The share purchase options expire on May 31, 2005.

      On August 31, 2004, the corresponding shares were issued.

4. DUE FROM LARREARX, INC.

                                        July 31,             April 30,
                                          2004                 2004
--------------------------------------------------------------------------------

     Due from LarreaRX, Inc.                58,046        $     --
--------------------------------------------------------------------------------

      During the quarter ended July 31, 2004, the Company advanced $58,046 to LarreaRX, Inc., a company with common officers, directors and shareholders.

      The advances are unsecured, non-interest bearing and without terms of repayment.

5. COMMITMENTS

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

6. RECENT ACCOUNTING PRONOUNCEMENTS

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

7. COMPARATIVE FIGURES

      Certain comparative figures have been reclassified to conform to the basis of presentation adopted for the current period.

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter and three months ending July 31, 2004.

Forward-Looking Information.

This report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar expressions as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims could be materially and adversely affected by any technical or other problems in, or difficulties with, planned funding and technologies, third party technologies which render the Company's technologies obsolete, the unavailability of required third party technology licenses on commercially reasonable terms, the loss of key research and development personnel, the inability or failure to recruit and retain qualified research and development personnel, or the adoption of technology standards which are different from technologies around which the Company's business ultimately is built. The Company does not intend to update these forward-looking statements.

INTRODUCTION

At July 31, 2004, the Company had no operations. With the acquisition of GBI, the Company's entire management and global marketing and sales team have set clear goals and objectives to expand distribution and marketing of the Virastatin(TM) resin on a global basis. As well, the Company will continue to engage in research and new product development.

Going forward, the management has set new goals to achieve over the next two quarters.

      o     The acquisition of LarreaRx, Inc., GBI's primary licensee
      o Expanded distribution of Virastatin(TM) to new licensees for private label use
      o Expanded distribution of Virastatin-based products for license to nutriceutical, cosmeceutical, pharmacueitcal and veterinary markets
      o Broadening of Intellectual property portfolio for increased security and protection of claims, utility and processing methods
      o Reducing cost of production via in-house manufacturing and/or increased volume production
      o Research and Development - clinical studies, product development, etc.

MATERIAL TRENDS AFFECTING THE COMPANY

Larrea BioSciences Corporation has identified the following material trends affecting the Company

Positive trends: [Dave, identify any in short bullet points like above]

Negative trends: [Dave]

CRITICAL ACCOUNTING POLICIES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition.

Management believes our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where our financial information is subject to the use of estimates, assumptions and the application of judgment include our evaluation of impairments of intangible assets, and the recoverability of deferred tax assets, which must be assessed as to whether these assets are likely to be recovered by us through future operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" which requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During fiscal year 2003-2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

CHANGES IN FINANCIAL CONDITION

Quarter Ended July 31, 2004 as compared to the Quarter Ended July 31, 2003:

For the periods ending July 31, 2003 and July 31, 2004, the Company had no revenues. The Company anticipates generating revenues from the licensing of the product rights of its new subsidiary GBI.

The net loss was $11,098 in the quarter ending July 31, 2004 as compared with $6,622 for the same quarter of the previous year. The increase in the net loss was attributable to increased investor relations and professional fees.

Operating expenses were $11,098 for the quarter ending July 31, 2004 as compared to $6,714, for the corresponding period last year. The increase is largely attributable to increased investor relation and professional fees.

RESULTS OF OPERATIONS AS AT JULY 31, 2004

For the three months ended July 31, 2004, the Company incurred a net loss of $11,098 compared to $6,622 for the three months ended July 31, 2003, an increase of $4,476. The significant reasons for the increase are described below:

      o Investor relations are costs incurred by the Company for general financing services and investor relations services. These costs increased by $8,067 for the three months ended July 31, 2004 compared to July 31, 2003. Investor relations expenses were higher in 2004 due to the utilization of outside service providers in the current quarter.
      o Professional fees decreased by $452 for the three months ended July 31, 2004 as compared to July 31, 2003 due to a reduction in legal activity in the quarter.
      o Management and consulting fees decreased by $3,600 for the three months ended July 31, 2004 compared to July 31, 2003 as no outside consultants were utilized during the quarter.
      o Loss per share was $(0.00) for the three months ended July 31, 2004 compared to $(0.00) for the three months ending July 31, 2003. After giving effect to a 6.5 to 1 stock split. The weighted average number of shares outstanding for the three months ended July 31, 2004 and 2003 was 16,230,760.
      o The Company's total assets as at July 31, 2004 were $58,422 compared to total assets of $138 as at April 30, 2003, substantially all of which represents the amount due from LarreaRX, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities totalled $12,216 for the three months ended July 31, 2004 compared to $12,433 for the three months ended July 31, 2003.

The Company expects to continue to incur losses for the current fiscal year, due to the lack of operations. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Item 3. Controls and Procedures

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the disclosure controls and procedures as of the filing date of this Interim Report on Form 10-QSB. Based on their evaluation, the chief executive officer and chief financial officer have concluded that as of the evaluation date, the disclosure controls and procedures are effective to ensure that all material information required to be filed in this Interim Report on Form 10-QSB has been made known to them.

Additionally, in response to the passage of the Sarbanes-Oxley Act of 2002, the Board of directors and management plans, among other actions, to form a Nomination and Corporate Governance Committee comprised of various members of our management team. This Committee will be charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures.

Other than as described above, there have been no changes, including corrective actions with regard to deficiencies or weaknesses in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date set forth above.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

Dave you need to give me the following details re: the cash raised.

On July 1, 2004, the Company sold shares of restricted common stock to 4 accredited investors in exchange for $70,500. The shares were issued without registration based on an exemption available under Regulation S of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

On April 20, 2004, the Company's shareholders approved an amendment to the articles of incorporation of the Company in order to change the Company's name from Sonic Media Corp to Larrea BioSciences Corporation. This action was approved by shareholders representing a majority of the issued and outstanding shares as of that date. The action was effective on May 3, 2004, after the filing of the Company's definitive information statement.

Item 5.  Other Information
None.

Item 6. Exhibits and Reports on Form 8-K

31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      (CEO).

31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      (CFO).

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

32.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

Reports on Form 8-K.

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LARREA BIOSCIENCES CORPORATION

Date:    September 20, 2004              /s/ David Kalenuik
                                         --------------------------------------
                                         David Kalenuik
                                         Chief Executive Officer


Date:    September 20, 2004              /s/ Robert Sinnott
                                         --------------------------------------
                                         Robert Sinnott
                                         Chief Financial Officer and Secretary