Form 10QSB
period 2004-10-31
LARREA BIOSCIENCES CORP
filed 2005-02-16
CIK 1175594

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended October 31, 2004

|_| For the transition period from __________ to __________

Commission file number: 0-22773

                         LARREA BIOSCIENCES CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                                68-0507505
--------------------------------------------------------------------------------
(State or other Jurisdiction of                            (I.R.S. Employer NO.)
Incorporation or Organization)

                               c/o Peter P. Smetek, Jr.
                               400-55 Water Street
                       Vancouver, British Columbia V6B1A1

                              Phone: (604) 899-7977
                               Fax: (604) 899-6109
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

The issuer had 22,502,900 shares of its $.0001 par value Common Stock issued and outstanding as of October 31, 2004.

Transitional Small Business Disclosure Format (check one)

                                 Yes |_| No |X|

                                      INDEX

PART I.           FINANCIAL INFORMATION                                PAGE

Item 1.  Financial Statements                                           1

Unaudited Balance Sheet as of October 31, 2004

Comparative Unaudited Statements of Operations for the Six Months Ended October 31, 2004 and 2003

Comparative Unaudited Statements of Stockholder's Equity for the Six Months Ended October 31, 2004 and 2003

Comparative Unaudited Statements of Cash Flows for the
Six Months Ended October 31, 2004 and 2003

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

         (a) Exhibits (b) Reports on Form 8-K

Item 1.  Financial Statements

                         LARREA BIOSCIENCES CORPORATION
                          (formerly Sonic Media Corp.)

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      (Expressed in United States dollars)


AS AT                                               October 31,
                                                       2004           April 30,
                                                    (unaudited)         2004
                                                    -----------     -----------
ASSETS

CURRENT

Cash                                                $    14,715     $       138
Accounts Receivable                                       1,269              --
Inventory                                               152,717              --
Prepaid Expenses                                          7,564              --
                                                    -----------     -----------
                                                        176,265             138

CAPITAL ASSETS, net                                     168,063              --
                                                    -----------     -----------
PATENTS, net                                          5,433,316              --
                                                    -----------     -----------
GOODWILL                                              1,645,899              --
                                                    $ 7,423,543     $       138
                                                    ===========     ===========


LIABILITIES

CURRENT

Accounts payable and accrued liabilities            $   311,315     $    20,000
Advances from related parties                            92,394              --
                                                    -----------     -----------
                                                        403,709          20,000
                                                    ===========     ===========

DEFERRED INCOME TAX                                   1,697,537              --
                                                    -----------     -----------
                                                      2,101,246          20,000
                                                    ===========     ===========

STOCKHOLDERS' EQUITY
Common stock, $ .0001 par value
    Authorized:  100,000,000 shares
    Issued:  October 31, 2004 - 22,502,900                 ,250
             (April 30, 2004 - 16,230,760)                    2           1,623
Additional paid-in capital                            5,967,340          98,581
Deficit                                                (647,293)       (120,066)
                                                    -----------     -----------
Total stockholder's equity                            5,322,297         (19,862)
                                                    -----------     -----------


                                                    $ 7,423,543     $       138
                                                    ===========     ===========

FUTURE OPERATIONS (Note 1)

COMMITMENTS (Note 5)

The accompanying notes are an integral part of these consolidated statements.

                         LARREA BIOSCIENCES CORPORATION
                          (formerly Sonic Media Corp.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (Expressed in United States dollars)



                                                Three months ended               Six months ended
                                                   October 31,                     October 31,
                                          ----------------------------   ----------------------------
                                               2004            2003           2004            2003
                                          ------------    ------------   ------------    ------------

Sales                                        $106,254     $         --   $    106,254    $         --
Cost of Sales                                   46,291              --         46,291              --
                                          ------------    ------------   ------------    ------------
Gross Profit                                    59,963              --         59,963              --
                                          ------------    ------------   ------------    ------------

Expenses

Advertising, promotion                           5,956              --          5,956           3,600
Amortization expense                            84,452              --         84,452              --
Bank charges & interest                          3,329              --          3,399              --
Computer services                                7,444              --          7,444              --
Consulting & contract services                   4,582          35,000          4,582          35,000
Foreign exchange loss                           10,144              --         10,144              --
Filing fees and shareholder
    communications                               5,677              --         14 705              85
Office & telephone                               5,268              12          5,268              89
Professional fees                                8,640             540         10,640           2,993
Rent & utilities                                 4,677             413          4,677             820
Research and development
    in progress                                250,346              --        250 346              --
Wages & salaries                                10,355              --         10,355              --
                                          ------------    ------------   ------------    ------------
Total Expenses                                 400,870          35,965        411,968          42,587
                                          ------------    ------------   ------------    ------------

Net loss from operations                       340,907          35,965        352,005          42,587
Loss on debt settlement                        200,000              --        200,000              --
                                          ------------    ------------   ------------    ------------

Net loss before recovery of taxes              540,907          35,965        552,005          42,587
Deferred income tax recovery                   (24,778)             --        (24,778)             --
                                          ------------    ------------   ------------    ------------

Net loss for the period                   $    516,129    $     35,965   $    527,227    $     42,587
                                          ============    ============   ============    ============
Weighted average number of shares
outstanding                                 19,608,488      16,230 760     21,055,694      16,230,760
                                          ------------    ------------   ------------    ------------
Basic and diluted loss per common share           0.03             nil           0.03             nil
                                          ------------    ------------   ------------    ------------


The accompanying notes are an integral part of these consolidated statements.

                         LARREA BIOSCIENCES CORPORATION
                          (formerly Sonic Media Corp.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                      (Expressed in United States dollars)


FOR THE PERIOD ENDED OCTOBER 31, 2004

                                                Common stock
                                        --------------------------    Additional                        Total
                                          Number                        Paid-in                     Stockholders'
                                         of Shares        Amount        Capital        Deficit         Equity
                                        -----------    -----------    -----------    -----------    -------------
   Issue of common stock for cash
       on organization of the Company     4,000,000    $       400    $       100    $        --    $       500
   Issue of common stock for cash           997,040            100         99,604             --         99,704
   Net loss for the period                       --             --             --         (7,333)        (7,333)
                                        -----------    -----------    -----------    -----------    -----------

   Balance April 30, 2003                 4,997,040            500         99,704         (7,333)        92,871
   Common stock returned to treasury     (2,500,000)          (250)           250             --             --
   Stock split 6.5 for 1                 13,733,720          1,373         (1,373)            --             --
   Net loss for the period                       --             --             --       (112,733)      (112,733)
                                        -----------    -----------    -----------    -----------    -----------

   Balance April 30, 2004                16,230,760          1,623         98,581       (120,066)       (19,862)

   Issue of common stock for shares
       of Global Botanics Inc.            3,500,000            350      4,339,650             --      4,340,000

   Issue of common stock for shares
       of LarreaRx, Inc.                  2,701,640            270      1,458,616             --      1,458,886

   Issue of common stock for cash            70,500              7         70,493             --         70,500

   Common share subscriptions                    --             --             --             --             --

   Net loss for the period                       --             --             --       (527,227)      (527,227)
                                        -----------    -----------    -----------    -----------    -----------
   Balance October 31, 2004              22,502,900    $     2,250    $5,967,340$       (647,293)   $ 5,322,297
                                        ===========    ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                         LARREA BIOSCIENCES CORPORATION
                          (formerly Sonic Media Corp.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                      (Expressed in United States dollars)

SIX MONTHS ENDED OCTOBER 31,                                     2004         2003
                                                              ---------    ---------

CASH FLOWS (USED IN) PROVIDED BY:

OPERATING ACTIVITIES

   Net loss                                                    (527,227)     (42,587)
   Adjustments for items not affecting cash
       Amortization                                              84,452           --
       Deferred income tax                                      (24,778)          --
       Loss on debt settlement                                  200,000           --
       Research and development in progress                     250,346           --

   Changes in non-cash working capital balances
       Accounts payable                                           3,529       (6,574)
       Accounts receivable                                           --           --
       Investment                                                    --           --
       Prepaid expense                                               --           --
                                                              ---------    ---------
                                                                (13,678)     (49,161)
                                                              =========    =========

   FINANCING ACTIVITIES
       Common stock issued for cash                              70,500           --
       Advances from related parties                             92,395           --
                                                              ---------    ---------
                                                                162,895           --
                                                              =========    =========

   INVESTING ACTIVITIES
       Net asset value acquired on acquisition of
          subsidiary companies                                (134,640)           --
                                                              =========    =========

   INCREASE (DECREASE) IN CASH                                   14,577      (49,161)

   Cash, beginning of period                                        138       99,445
                                                              ---------    ---------
   Cash, end of period                                        $  14,715    $  50,284
                                                              =========    =========
   SUPPLEMENTAL INFORMATION Cash paid during the period to:
   Interest                                                   $      --    $      --
   Income taxes                                               $      --    $      --



SUPPLEMENTAL INFORMATION Cash paid during the period to:
Interest                                                         $     ---      $       ---
Income taxes                                                     $     ---      $       ---


Non Cash Consideration

During the current period, the company issued 3,500,000 restricted common shares as consideration for the acquisition of Global Botanics Inc. The transaction has been valued at $ 4,340,000, being the average closing price during the week of March 26th, 2004, when the agreement was signed.

During the current period, the company issued 2,701,640 restricted common shares as consideration for the acquisition of Larrearx, Inc. The transaction has been


The accompanying notes are an integral part of these financial statements.

valued at $ 1,458,886, being the average closing price during the week of August 26th, 2004, when the agreement was signed.


The accompanying notes are an integral part of these financial statements.

1. ORGANIZATION, ACTIVITIES AND GOING CONCERN

   The Company was incorporated as Sonic Media Corp. under the laws of the State of Nevada on May 1, 2002. The Company changed its name from Sonic Media Corp. to Larrea Biosciences Corporation on June 1, 2004, at which time it entered into an agreement to purchase all of the issued and outstanding capital stock of Global Botanics, Inc. ("Global"), a corporation organized under the laws of Niue.

   Global's major assets consist of four United States patents relating to the production and use of proprietary extracts from the plant species 'Larrea Tridentata'. These patents were acquired by Global for $1,200,000 from a company which is controlled by a director of the Company.

   The terms of the agreement require the Company to issue 3,500,000 restricted common shares to the shareholders of Global. These shares were issued August 31, 2004.

   Subsequently, in September, 2004, the Company also purchased all of the issued and outstanding shares of Larrearx Inc, ("Larrea"), a Wyoming company licensed by Global to market its proprietary products. The terms of that agreement required the company to issue 1 share for each 5.5 shares of Larrearx Inc. This resulted in the Company issuing 2,892,271 restricted common shares to Larrea's former shareholders.

   The Company is now focusing its operations on manufacturing, licensing and distributing "Green" pharmaceuticals.

   These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist, which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   The Company's future operations are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its operations. The Company had a working capital deficiency of $1,688,389 as at October 31, 2004. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

2. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that its


The accompanying notes are an integral part of these financial statements.

   disclosures are adequate so that the information presented is not misleading. These condensed financial statements should be read with the annual audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB and other reports filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of operations have been included in the financial statements. Results of operations for the three and six month periods ended October 31, 2004 are not necessarily indicative of the results that may be expected for any other quarter or for the fiscal year ended April 20, 2005.

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

   In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatory redeemable as well as certain other financial instruments be classified as a liability in the financial statements. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003. The Company has reviewed the requirements of SFAS No. 150 and has determined that it did not have an impact on its financial condition or results of operations.

1.    STOCK TRANSACTIONS

   During the quarter ended July 31, 2004, 70,500 units were subscribed for net proceeds of $70,500. Each unit consists of 1 share of the Company and one half of one option to purchase up to one common share at an exercise price of $1.00 per share. The share purchase options expire on May 31, 2005. On August 31, 2004, the corresponding shares were issued.

   On August 31, 2004, the Company issued 3,500,000 restricted common shares in connection with the purchase of all of the issued and outstanding shares of Global Botanics Inc.

   On September 24, 2004, the Company issued 2,701,640 restricted common shares in connection with the purchase of all of the issued and outstanding shares of LarreaRx, Inc.

   Subsequent to October 31, 2004, the Company issued an additional 190,631 restricted common shares to complete the acquisition of LarreaRx, Inc. noted above.


The accompanying notes are an integral part of these financial statements.

5. COMMITMENTS

   The Company lease office equipment and facilities in British Columbia under operating lease agreements that expires in 2005. Minimum lease payments under these operating leases are approximately as follows:

                  2005                         $15,100


6. RECENT ACCOUNTING PRONOUNCEMENTS

   In November 2004, The FASB issued Statement of Financial Accounting Standards
   (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No.151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No.151 will have a material impact on its financial statements.

   On December 16, 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" (SFAS 123R) which replaces SFAS No.123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board Opinion
   (APB) No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123R is effective for the Company beginning on July 1, 2005. The Company is currently assessing the impact of SFAS 123R. As of the date of this filing, no decisions have been made as to whether the Company will apply the modified prospective or retrospective transition method of application.

7. COMPARATIVE FIGURES

   Certain comparative figures have been reclassified to conform to the basis of presentation adopted for the current period.

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter and six months ending October 31, 2004.

Forward-Looking Information.


The accompanying notes are an integral part of these financial statements.

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


INTRODUCTION

At the end of the previous quarter, July 31, 2004, the Company had no operations. On September 8, 2004 the company agreed to amend certain terms and conditions of the Stock Purchase Agreement by and between Global Botanics, Inc.
(GBI) and Larrea Biosciences Corporation dated March 26, 2004. The amendments eliminated certain stock buyback provisions originally granted to Larrea Biosciences Corporation by the selling shareholders of GBI. This allowed the completion of the acquisition of GBI, effective September 4, 2004. Global Botanics owns four US patents that relate to the production and use of proprietary extracts from the North American plant species Larrea tridentata. The extracts derived from the processes outlined in the patents are collectively known as Virastatin(TM). The patents are currently licensed on a nonexclusive basis to LarreaRx, Inc. for medically related consumer products.

On August 26, 2004 Larrea Biosciences Corporation executed an acquisition agreement with LarreaRx, Inc. a Wyoming corporation and the nonexclusive licensee of the four Global Botanics patents for medically related consumer products to acquire one hundred (100%) percent of the business operations and stock of LarreaRx, Inc.

On September 21, 2004 shareholders holding a majority interest in Larrea Biosciences Corporation, entered into an agreement with A&S Holdings Management, Ltd. to provide a fifty-one percent share interest in Larrea Biosciences Corporation in exchange for its extending Larrea Biosciences Corporation a one million dollar line of credit and providing the Company with public relations and investor relations services. This transaction resulted in a change in control of the shareholders of Larrea Biosciences Corporation.

As an anticipated outcome of the September 21, 2004 transaction and effective September 27, 2004, David Kalenuik resigned as an officer and director of Larrea Biosciences Corporation. There was no disagreement between Mr. Kalenuik and Larrea Biosciences Corporation relating to Larrea's operations, policies or practices. Mr. Peter P. Smetek, Jr. was appointed chief executive officer and a director and Mr. Robert Alexander, was appointed to the Board of Directors. Mr. Rob Sinnott resigned as Chief Financial Officer and effective November 1, 2004 Mr. Richard Behlmann was appointed to the position of Chief Financial Officer and Secretary of Larrea Biosciences Corporation. Mr. Smetek, Mr. Alexander and Mr. Behlmann do not have employment agreements with Larrea and there were no relationships between Mr. Smetek, Mr. Alexander and Mr. Behlmann during the preceding two years.


The accompanying notes are an integral part of these financial statements.

The Company, following the acquisition of LarreaRx, Inc. and through it and its operating subsidiaries, primarily LarreaRx, Inc. has been actively selling products derived from the production and use of the proprietary extracts of the Larrea tridentata plant (Virastatin(TM)), produced under the Global Botanics patents. These dietary supplement capsules, lotion and topical spray are currently being manufactured and packaged under contract for Larrea Biosciences Corporation and sold by the Company through retail channels and direct marketing programs under the names of Shegoi, Virox and LarreaRx. These products are marketed as dietary supplements and are not FDA approved in the United States or approved by an equivalent to the FDA in any foreign jurisdiction.

The Company intends to concentrate on expanding the marketing and sales of its existing patented products and does not anticipate any significant product research expenditures within the next twelve months.

The management of Larrea Biosciences Corporation ("Larrea") has been actively integrating and consolidating the operations of the Company's newly acquired subsidiaries. The Company currently has two full-time employees operating in its Vancouver, British Columbia offices. These two employees are primarily focused on sustaining the activities and operations originally established by LarreaRx, Inc.. The activities of these two employees are supported by a number of short-term contractors, providing assistance in number of areas, such as accounting, computer services, marketing, product logistics and web development. Some of the contractors are focused on supporting the company's day to day operations and some of which are engaged in the integration and consolidation activities. Once the integration activities are substantially completed the Company intends to reduce its reliance on contractors and hire a number of additional employees as needed to support the Company's planned business activities.

The Company feels that with the line of credit in place and the revenues generated from ongoing activities it can satisfy its cash requirements for the next 12 months.

The Company produces its extract and packages its products using selected contract manufacturers and packaging companies. This reduces the need to invest in significant amounts of plant and equipment. The Company does not currently have a significant investment in plant and equipment at this time and does not anticipate changing this policy to create a need for a significant future investment in plant and equipment.

The Company's business plan for the next twelve months is focused on four main areas.

      1. Integrating and consolidating the operational activities of the new acquisitions. This includes defining appropriate sales channels and eliminating duplicative activities and vendors.

      2. Expanding distribution of Virastatin-based products directly or under license to new and existing markets in the United States and internationally. This includes seeking strategic relationships with international vendors with established markets and distribution channels in selected countries.

      3. Improving the efficiency of the day to day operations and selecting the appropriate vendors to position the company to manage rapid growth. This includes expanding the on-line or internet sales capabilities and negotiating better pricing on services in exchange for increased volume and potentially exclusive contracts.


The accompanying notes are an integral part of these financial statements.

      4. Broadening of Intellectual property portfolio for increased security and protection of claims, utility and processing methods both domestically and internationally.


MATERIAL TRENDS AFFECTING THE COMPANY

Larrea BioSciences Corporation has identified the following material trends affecting the Company


Positive trends:

Increased Awareness of Green Pharmaceuticals: Due to the recent high profile recall for certain prescription pharmaceuticals there is an increasing awareness in the general public regarding the use of natural products as an alternative therapy. The Company may benefit from this increasing recognition as the general public begins seeking natural products to replace their existing drug.

Broadening Delivery Options: The market is seeking new and different ways of getting their daily dosage of natural products other than just capsules. Customers are seeking formulas that include receiving the product in the form of a liquid or drinkable herbal tea, as well as the more topical applications such as sprays and lotions. This desire for different delivery methods will allow the Company to increase it product portfolio using its existing Larrea Tridentata foundation.

Quality & Manufacturing Improvements: An increase in the regulation of green pharmaceuticals has required manufacturers to improve their processes. The result of these improvements is an increase n the number of quality manufacturers available which is projected to create more effective competition allowing the Company to sustain its quality at lower manufacturing costs.


Negative trends:

Competition: There are an increasing number of green pharmaceuticals entering the market many of which purport to help the same conditions as the Company's products.

Differentiation: Due to the constant flow of new product and formulations of green pharmaceuticals into the market the Company must be able to differentiate its product to the market.

Regulation: There are pressures within the Food and Drug Administration ("FDA") to increase the regulation and standards of review for natural products and their formulations. Requiring clinical studies or double blind testing could force the Company incur significant costs to make its products available to the market. Maintaining the same or similar standards as pharmaceuticals would require price increases and impact the distribution of the Company's products.




CRITICAL ACCOUNTING POLICIES

The accompanying notes are an integral part of these financial statements.

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

When the Company acquires technology, the rights to manufacture and sell a product, it records the purchase price less the value of related liabilities assumed as intangible assets. The Company uses the assistance of experts to help allocate the purchase price to the fair value of the various intangible assets acquired. Then, the Company estimates the economic useful life of each of these intangible assets in order to amortize their cost as an expense in the statement of operations over the estimated economic useful life of the related asset. The factors that drive the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent protection, competition by similar products, future introductions of competing products, the impact of promotional efforts and many other issues. The Company uses all of these factors in initially estimating the economic useful lives of its products, and also continuously monitors these factors to assess if changes in estimates are required.

The Company evaluates the recoverability of property and equipment and patents whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company recognizes an impairment loss related to property and equipment and patents if the projected undiscounted future cash flows is less than the carrying amounts. The amount of the impairment charge, if any, is measured equal to the excess of the carrying value over the asset's fair value, generally determined using the future operating cash flows discounted at the Company's average rate of cost of funds. The assessment of the recoverability of property and equipment and patents will be impacted if estimated future cash flows differ from those estimates.

GOODWILL

The Company evaluates goodwill annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Impairment is tested by comparing the carrying value to its fair value. The fair values are estimated using a discounted cash flow approach. To the extent carrying amount exceeds its fair value, an impairment of goodwill exists. Impairment is measured by comparing the fair value of goodwill, determined in a manner similar to a purchase price allocation, to its carrying amount.


The accompanying notes are an integral part of these financial statements.

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


RESULTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2004 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2003

For the Six months ended October 31, 2004, the Company incurred a net loss of $527,227 compared to $42,587 for the six months ended October 31, 2003, an increase of $484,640. The significant reasons for the increase are described below:

      o Sales for the six months ended October 31, 2004 were $106,254 compared to nil for the six months ended October 31, 2003 which is due to the sales in the Company's subsidiaries from September 24, 2004, the date of acquisition, to October 31, 2004.

        Amortization is calculated on the Company's property and equipment and patents. Amortization for the six months ended October 31, 2004 was $84,452 compared to nil for the six months ended October 31, 2003. Amortization has increased due to the acquisition of patents and property and equipment during the period.

        Filing fees and shareholder communications are costs incurred by the Company for general regulatory and investor relations services. These costs increased by $14,620 for the six months ended October 31, 2004 compared to October 31, 2003. Investor relations expenses were higher in 2004 due to the utilization of outside service providers during the six months.

        o Professional fees increased by $7,646 for the six months ended October 31, 2004 as compared to October 31, 2003 due to an increase in legal activity during the six months.

        o Consulting fees decreased by $30,418 for the six months ended October 31, 2004 compared to October 31, 2003 as fewer outside consultants were utilized during the six months.

Research and development in progress of $250,346 was recorded in the six months ended October 31, 2004 relating to the estimated fair value of research and development in progress acquired in the acquisition of Larrearx, Inc.

The Company realized a $200,000 loss on debt settlement relating to the acquisition of patents by the Company's subsidiary Global Botanics Inc.

        o Loss per share was $(0.03) for the six months ended October 31, 2004 compared to $(0.00) for the six months ending October 31, 2003 due to the increased loss for the six month period and the increase in weighted average number of shares outstanding for the six months.. The weighted average number of shares outstanding for the six months ended October 31, 2004 was 21,055,694 compared to 16,230,760 for the six months ended October 31, 2003.


The accompanying notes are an integral part of these financial statements.

        o The Company's total assets as at October 31, 2004 were $7,423,543 compared to total assets of $138 as at April 30, 2003. The increase is due to the acquisition of the Company's subsidiaries Global Botanic's Inc. and Larrearx Inc.


THREE MONTHS Ended October 31, 2004 compared to the THREE MONTHS Ended October 31, 2003:

For the quarter ended October 31, 2004, the Company incurred a loss of $516,129 compared to $35,965 for the three months ended October 31, 2003, a increase of $480,164. The significant reasons for the increase are described below:

      o Sales for the three months ended October 31, 2004 were $106,254 compared to nil for the three months ended October 31, 2003 which is due to the sales in the Company's subsidiaries from September 24, 2004, the date of acquisition, to October 31, 2004.

        Amortization is calculated on the Company's property and equipment and patents. Amortization for the three months ended October 31, 2004 was $84,452 compared to nil for the three months ended October 31, 2003. Amortization has increased due to the acquisition of patents and property and equipment during the quarter.

        Filing fees and shareholder communications are costs incurred by the Company for general regulatory and investor relations services. These costs increased by $5,677 for the three months ended October 31, 2004 compared to October 31, 2003. Investor relations expenses were higher in 2004 due to the utilization of outside service providers in the current quarter.

        o Professional fees increased by $8,100 for the three months ended October 31, 2004 as compared to October 31, 2003 due to an increase in legal activity in the quarter.

        o Consulting fees decreased by $30,418 for the three months ended October 31, 2004 compared to October 31, 2003 as fewer outside consultants were utilized during the quarter.

Research and development in progress of $250,346 was recorded in the three months ended October 31, 2004 relating to the estimated fair value of research and development in progress acquired in the acquisition of Larrearx, Inc.

The Company realized a $200,000 loss on debt settlement relating to the acquisition of patents by the Company's subsidiary Global Botanics Inc.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities totaled $13,678 for the six months ended October 31, 2004 compared to $49,161 for the six months ended October 31, 2003.


The accompanying notes are an integral part of these financial statements.

The Company expects to continue to incur losses for the current fiscal year, due to limited operations. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

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

On August 31, 2004, the Company issued 3,500,000 restricted common shares in connection with the purchase of all of the issued and outstanding shares of Global Botanics Inc.

On September 24, 2004, the Company issued 2,701,640 restricted common shares in connection with the purchase of all of the issued and outstanding shares of LarreaRx, Inc. Subsequent to October 31, 2004, the Company issued an additional 190,631 restricted common shares to complete the acquisition of LarreaRx, Inc. noted above.


Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders


The accompanying notes are an integral part of these financial statements.

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

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     (CEO).

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     (CFO).

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

Reports on Form 8-K.

I. Current report on Form 8-K dated and filed September 21, 2004 regarding an amendment to certain terms and conditions of the Stock Purchase Agreement by and between Global Botanics Inc. and Larrea Biosciences Corporation dated March 26, 2004.

II. Current report on Form 8-K dated and filed November 4, 2004 regarding the change in control of Larrea Biosciences Corporation pursuant to an agreement entered into on September 21, 2004.

III. Current report on Form 8-K/A dated October 18, 2004, filed on December 17, 2004 amending information regarding beneficial ownership information relating to the change in control of Larrea Biosciences Corporation.


The accompanying notes are an integral part of these financial statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LARREA BIOSCIENCES CORPORATION

Date:    February 11, 2005               /s/ Peter P. Smetek, Jr.
                                         --------------------------------------
                                         Peter P. Smetek, Jr.
                                         Chief Executive Officer


Date:    February 11, 2005               /s/ Richard A. Behlmann
                                         --------------------------------------
                                         Richard A. Behlmann
                                         Chief Financial Officer and Secretary