Form 10QSB/A
period 2005-01-31
LARREA BIOSCIENCES CORP
filed 2005-04-05
CIK 1175594

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2005

[_]   For the transition period from __________ to __________


                         Commission file number: 0-22773

                         LARREA BIOSCIENCES CORPORATION
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)


                NEVADA                             68-0507505
                ------                             ----------
  (State or other Jurisdiction of            (I.R.S. Employer NO.)
   Incorporation or Organization)


                            c/o Peter P. Smetek, Jr.
                               400-55 Water Street
                       Vancouver, British Columbia V6B1A1

                              Phone: (604) 899-7977
                               Fax: (604) 899-6109
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Check whether the issuer: (1) filed all reports required to be filed by Section
   13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

The issuer had 22,693,531 shares of its $.0001 par value Common Stock issued and outstanding as of January 31, 2005.

            Transitional Small Business Disclosure Format (check one)

                                 Yes [_] No [X]

LARREA BIOSCIENCES CORPORATION

                                      INDEX


PART I. FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements                                            1

Unaudited Balance Sheet as of January 31, 2005

Comparative Unaudited Statements of Operations for the nine Months Ended January 31, 2005 and 2004

Comparative Unaudited Statements of Stockholder's Equity for the nine Months Ended January 31, 2005 and 2004

Comparative Unaudited Statements of Cash Flows for the nine Months Ended January 31, 2005 and 2004

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

      (a) Exhibits (b) Reports on Form 8-K

LARREA BIOSCIENCES CORPORATION
(formerly Sonic Media Corp.)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Expressed in United States dollars)


                                                    January 31,      April 30,
AS AT                                                   2005           2004
--------------------------------------------------------------------------------
                                                    (unaudited)

ASSETS

CURRENT

    Cash                                            $    36,211     $     4,500
    Accounts Receivable                                  21,760          59,000
    Inventory                                           116,639              --
    Prepaid Expenses                                      4,823              --
--------------------------------------------------------------------------------
                                                        179,433          63,500
--------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, net                      120,016              --
PATENTS, net (Note 3)                                    31,769          33,925
--------------------------------------------------------------------------------
                                                    $   331,218     $    97,425
================================================================================

LIABILITIES

CURRENT

    Accounts payable and accrued liabilities        $   185,278     $    67,800
    Promissory note (Note 4)                            230,445              --
    Due to shareholders (Note 5)                         45,000              --
--------------------------------------------------------------------------------
                                                        460,723          67,800
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

Common stock, $ .0001 par value
    Authorized:  100,000,000 shares
    Issued:  January 31, 2005 - 22,693,531
            (April 30, 2004 - 16,230,760)                 2,269          50,000
Additional paid-in capital                            1,134,719       1,150,000
Deficit                                              (1,266,493)     (1,170,375)
--------------------------------------------------------------------------------
Total stockholder's equity                             (129,505)         29,625
--------------------------------------------------------------------------------
                                                    $   331,218     $    97,425
================================================================================

FUTURE OPERATIONS (Note 1)
COMMITMENTS (Note 7)

LARREA BIOSCIENCES CORPORATION
(formerly Sonic Media Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in United States dollars)

--------------------------------------------------------------------------------------------------
                                        Three months ended               Nine months ended
                                            January 31,                      January 31,

                                      2005             2004             2005            2004
--------------------------------------------------------------------------------------------------
Sales                             $    213,522     $         --    $    319,776     $     93,000

Cost of Sales                           68,342               --         114,633           77,090

Gross Profit                           145,180               --         205,143           15,910
--------------------------------------------------------------------------------------------------

Expenses

Advertising, promotion                  12,071               --          18,027               --

Amortization expense                    51,236              575          52,676              575

Bank charges & interest                  8,150              100          11,549              300

Computer services                       28,313               --          35,757               --

Consulting & contract services          39,527               --          44,109           20,000

Foreign exchange loss (gain)             9,099               --            (874)              --

Filing fees and shareholder
   communications                          602               --          15,307               --

Office & telephone                       6,658               --          11,926               --

Professional fees                       15,939               --          26,579           10,000

Rent & utilities                        10,745               --          15,422               --

Wages & salaries                        40,566               --          50,921               --
--------------------------------------------------------------------------------------------------

Total Expenses                         222,906              675         281,399           30,875
--------------------------------------------------------------------------------------------------

Net loss for the period                 77,726              675          76,256           14,965
==================================================================================================

Weighted average number of
   shares outstanding               19,608,488       16,230,760      21,055,694       16,230,760
--------------------------------------------------------------------------------------------------

Basic and diluted loss per
   common share                           0.00             0.00            0.00             0.00
--------------------------------------------------------------------------------------------------

LARREA BIOSCIENCES CORPORATION
(formerly Sonic Media Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Expressed in United States dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                         Common stock
                                                  ------------------------           Additional                           Total
                                                    Number                             Paid-in                        Stockholders'
FOR THE PERIOD ENDED JANUARY 31, 2005             of Shares          Amount            Capital           Deficit          Equity
------------------------------------------------------------------------------------------------------------------------------------
        Issue of common stock for cash
           on organization of the Company         4,000,000       $       400       $       100                $-       $       500
        Issue of common stock for cash              997,040               100            99,604                --            99,704
        Net loss for the period                          --                --                --            (7,333)           (7,333)
------------------------------------------------------------------------------------------------------------------------------------

Balance April 30, 2003                            4,997,040               500            99,704            (7,333)           92,871
        Common stock returned to treasury        (2,500,000)             (250)              250                --                --
        Stock split 6.5 for 1                    13,733,720             1,373            (1,373)               --                --
        Net loss for the period                          --                --                --          (112,733)         (112,733)
------------------------------------------------------------------------------------------------------------------------------------

Balance April 30, 2004                           16,230,760             1,623            98,581          (120,066)          (19,862)

        Issue of common stock for shares
           of Global Botanics Inc.                3,500,000            (1,623)          (98,581)          100,204                --

        Global Botanics Inc. deficiency
           acquired on recapitalization                  --             1,973         1,198,027        (1,170,375)           29,625

        Issue of common stock for shares
           of LarreaRx, Inc.                      2,892,271               289          (133,801)               --          (133,512)

        Issue of common stock for cash               70,500                 7            70,493                --            70,500

        Net loss for the period                          --                --                --           (76,256)          (76,256)
------------------------------------------------------------------------------------------------------------------------------------

Balance January 31, 2005                         22,693,531       $     2,269       $ 1,134,719       $(1,266,493)      $  (129,505)
====================================================================================================================================

LARREA BIOSCIENCES CORPORATION
(formerly Sonic Media Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in United States dollars)


-----------------------------------------------------------------------------------------------------
NINE MONTHS ENDED JANUARY 31,                                                   2005           2004
-----------------------------------------------------------------------------------------------------
CASH FLOWS (USED IN) PROVIDED BY:

OPERATING ACTIVITIES

Net loss                                                                    $ (76,256)     $ (14,965)
Adjustments for items not affecting cash
  Amortization                                                                 52,676            575

Changes in non-cash working capital balances
  Accounts receivable                                                          38,509        (59,000)
  Inventory                                                                    36,078             --
  Prepaid expense                                                               2,741             --
  Accounts payable and accrued liabilities                                    140,678)        67,800
-----------------------------------------------------------------------------------------------------

                                                                              (86,930)        (5,590)
-----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Common stock issued for cash                                                 70,500             --
  Advances under promissory note                                              230,445             --
-----------------------------------------------------------------------------------------------------
                                                                              300,945             --
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

  Purchase of property, plant and equipment                                    (7,879)            --
  Net asset value deficiency acquired on acquisition
    of subsidiary companies                                                  (174,425)            --
-----------------------------------------------------------------------------------------------------
                                                                             (182,304)
-----------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                    31,711         (5,590)

CASH, beginning of period                                                       4,500             --
-----------------------------------------------------------------------------------------------------

CASH (CASH DEFICIENCY), end of period                                       $  36,211      $  (5,590)
=====================================================================================================

SUPPLEMENTAL INFORMATION
Cash paid during the period to:
Interest                                                                    $      --      $      --
Income taxes                                                                $      --      $      --

NON-CASH TRANSACTIONS
Acquisition of patents                                                      $      --      $  34,500

NON CASH CONSIDERATION

During the current period, the company issued 3,500,000 restricted common shares as consideration for the acquisition of Global Botanics Inc.

During the current period, the company issued 2,892,271 restricted common shares as consideration for the acquisition of Larrearx, Inc.

1. ORGANIZATION, ACTIVITIES AND GOING CONCERN

The Company was incorporated as Sonic Media Corp. under the laws of the State of Nevada on May 1, 2002. The Company changed its name from Sonic Media Corp. to Larrea Biosciences Corporation ("Larrea") on June 1, 2004, at which time it entered into an agreement to purchase all of the issued and outstanding capital stock of Global Botanics, Inc. ("Global"), a corporation organized under the laws of Niue.

These consolidated financial statements are the continuing financial statements of Global. On August 31, 2004, Global was recapitalized and acquired Larrea, an inactive corporation which trades on the Over-the-Counter Bulletin Board.

Pursuant to the terms of a stock purchase agreement dated March 24, 2004 between Global, Larrea and the shareholders of Global, the shareholders of Global agreed to exchange all of their shares of Global for shares of Larrea. On closing of the stock purchase agreement on August 31, 2004, Larrea acquired all of the issued and outstanding shares of Global by issuing 3,500,000 restricted common shares of Larrea to the shareholders of Global. Due to common shareholders and directors, this transaction is considered to be a capital transaction in substance rather than a business combination and is equivalent to a reverse take-over by Global.

These consolidated financial statements are issued under the name of the legal parent Larrea but are considered a continuation of the consolidated financial statements of the legal subsidiary, Global.

Global's major assets consist of four United States patents relating to the production and use of proprietary extracts from the plant species 'Larrea Tridentata'. These patents were acquired by Global for $1,200,000 from a company which is controlled by a director of the Company.

In September 2004, the Company also purchased all of the issued and outstanding shares of Larrearx Inc, ("LarreaRx"), a Wyoming company licensed by Global to market its proprietary products. The terms of that agreement required the company to issue 1 share for each 5.5 shares of Larrearx Inc. This resulted in the Company issuing 2,892,271 restricted common shares to LarreaRx's former shareholders. This transaction is considered to be a related party transaction due to common shareholders and directors. As such, the transaction has been recorded at LarreaRX's historical cost.

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

The Company's future operations are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its operations. The Company had a working capital deficiency of $281,290 as at January 31, 2005. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

These condensed financial statements should be read with the annual audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB and other reports filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of operations have been included in the financial statements. Results of operations for the three and nine month periods ended January 31, 2005 are not necessarily indicative of the results that may be expected for any other quarter or for the fiscal year ended April 30, 2005.

The balance sheet at April 30, 2004 has been derived from audited financial statements at that date. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the year ended April 30, 2004 and 2004 as contained in the Company's Form 10-KSB for its year ended April 30, 2004. Such financial statements should be read in conjunction with these financial statements.

3. PATENTS

                                                  Accumulated            Net
                                    Cost          Amortization          2004
--------------------------------------------------------------------------------

  Patents                         $34,500            $2,731           $31,769
--------------------------------------------------------------------------------

The Company amortizes the cost of acquired patents over the lesser of the life of the patent or the estimated period of benefit. The patents are being amortized over twelve years.

4. PROMISSORY NOTE

The Company has obtained a line of credit of up to $1,000,000 through SMI, RE Limited, a Nevis Corporation.

The promissory note is secured by a security interest created in a security agreement that covers all current assets of the corporation, including patents, intangibles, accounts receivable, customer lists, unissued treasury stock and all other assets either presently owned by the Company or acquired after the execution of the note dated October 6, 2004.

Advances under the note bear interest at 8% per annum. The note is repayable on the following terms:

The principal amount and interest are due and payable in equal monthly installments of $15,000 on the last day of each month, beginning November 30, 2004 and continuing through December 31, 2004. After that date, the unpaid principal balance and interest are payable in equal monthly installments of $25,000 on the last day of each month, beginning January 1, 2005 and continuing until the principal amount and accrued unpaid interest have been paid in full or the note becomes due. All outstanding principal and interest will be due and payable on December 31, 2005. Payments will be applied first to accrued interest and the remainder to reduction of the principal amount.

Covenants under the promissory note require the Company:

      a) not sell, transfer, dispose of or create any security interest, mortgage, hypothecate, charge, lien or other encumbrance upon the collateral or any part hereof without the prior written consent of the lender;

      b)    defend the title to the collateral against all persons; and

      c) maintain the level of collateral at a minimum of 150% of the amount outstanding under the loan.

5. DUE TO SHAREHOLDERS

The amounts due to shareholders are unsecured, non-interest bearing with no fixed terms of repayment.

6. STOCK TRANSACTIONS

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

The Company issued an additional 190,631 restricted common shares to complete the acquisition of LarreaRx, Inc. noted above in the quarter ending January 31, 2005.

7. COMMITMENTS

The Company lease office equipment and facilities in British Columbia under operating lease agreements that expires in 2005. Minimum lease payments under these operating leases are approximately as follows:

      2005                         $15,100

8. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, The FASB issued Statement of Financial Accounting Standards
(SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No.151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2004. The Company does not believe the adoption of SFAS No.151 will have a material impact on its financial statements.

On December 16, 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" (SFAS 123R) which replaces SFAS No.123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123R is effective for the Company beginning on July 1, 2004. The Company is currently assessing the impact of SFAS 123R. As of the date of this filing, no decisions have been made as to whether the Company will apply the modified prospective or retrospective transition method of application.

9. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the basis of presentation adopted for the current period.

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter and nine months ending January 31, 2005.

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

INTRODUCTION

At the end of the previous quarter, October 31, 2004, the Company had begun operations utilizing the assets acquired from Global Botanics, Inc. (GBI) and LarreaRX, Inc. Global Botanics owns four US patents that relate to the production and use of proprietary extracts from the North American plant species Larrea tridentata.

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

The management of Larrea Biosciences Corporation ("Larrea") has been actively integrating and consolidating the operations of the Company's newly acquired subsidiaries. The Company currently has three full-time employees operating in its Vancouver, British Columbia offices. These three employees are primarily focused on sustaining the activities and operations originally established by LarreaRx, Inc.. The activities of these three employees are supported by a number of short-term contractors, providing assistance in number of areas, such as accounting, computer services, marketing, product logistics and web development. Some of the contractors are focused on supporting the company's day to day operations and some of which are engaged in the integration and consolidation activities. Once the integration activities are substantially completed the Company intends to reduce its reliance on contractors and hire a number of additional employees as needed to support the Company's planned business activities.

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

MATERIAL TRENDS AFFECTING THE COMPANY

Larrea BioSciences Corporation has identified the following material trends affecting the Company

Positive trends:

Increased Awareness of Green Pharmaceuticals: Due to the recent high profile recall for certain prescription pharmaceuticals there is an increasing awareness in the general public regarding the use of natural products as an alternative therapy. The Company may benefit from this increasing recognition as the general public begins seeking natural products to replace their existing drugs.

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

REVENUE RECOGNITION

Larrea sells its dietary supplement products through two different sales channels. It sells its Shegoi brand line of products through a direct marketing organization which distributes the products through individual distributors. Larrea sells it LarreaRx brand products through wholesale distributors where it delivers product in quantity at wholesale prices to brokers and other commercial distributors which distribute and sell the product to to retailers.

1. Larrea recognizes revenues from sales through its direct marketing organization on the shipment of the product. Sales are initiated by the customer either through accessing an on-line E-commerce site or by contacting the Company on a toll-free number. The E-commerce site or the representative handling the telephone inquiry will provide the customer with product information, pricing, including shipping and the terms of the sale. Prior to shipping all orders are prepaid either by check, money order or credit card. The customer can return the product unopened, if its condition is not satisfactory or they change their mind after placing the order and a reasonable provision has been made for returns and allowances.

2. Larrea recognizes revenue from sales to its wholesale distributors on shipment of the product. Prior to a shipment the customer will either pre-pay for the order or will have established pricing and credit terms from the Company. Sales through its wholesale distributors are subject to minimum quantities, volume based discounts and other resale restrictions. There is a provision for a reasonable allowance due to breakage, returns and damage in shipment.

Although Larrea has no immediate plans to alter its sales channels or significantly change the contents of its packs, products or its shipping methods, any such changes in the future could result in revenue deferrals or could cause Larrea to recognize any deferred revenue over a longer period of time.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During fiscal year 2004-2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Nine months ended January 31, 2005 compared to nine months ended January 31,
2004

Comparative figures are those of the legal subsidiary, Global Botanics Inc.

For the nine months ended January 31, 2005, the Company incurred a net loss of $76,256 compared to $14,965 for the nine months ended January 31, 2004, an increase of $61,291. The significant reasons for the increase are described below:

        Sales for the nine months ended January 31, 2005 were $319,776 compared to $93,000 for the nine months ended January 31, 2004 which is due to the sales in the Company's subsidiary, LarreaRx, from September 24, 2004, the date of acquisition, to January 31, 2005.

        Amortization is calculated on the Company's property and equipment and patents. Amortization for the nine months ended January 31, 2005 was $52,676 compared to $575 for the nine months ended January 31, 2004. Amortization has increased due to the acquisition of patents and property and equipment during the period.

        Filing fees and shareholder communications are costs incurred by the Company for general regulatory and investor relations services. These costs increased by $15,307 for the nine months ended January 31, 2005 compared to January 31, 2004. Investor relations expenses were higher in 2005 due to the utilization of outside service providers during the nine months.

        Professional fees increased by $16,579 for the nine months ended January 31, 2005 as compared to January 31, 2004 due to an increase in legal activity during the nine months.

        Consulting fees increased by $24,109 for the nine months ended January 31, 2005 compared to January 31, 2004 as additional outside consultants were utilized during the nine months.

            Loss per share was $(0.00) for the nine months ended January 31, 2005 compared to $(0.00) for the nine months ending January 31, 2004 due to the increased loss for the nine month period and the increase in weighted average number of shares outstanding for the nine months. The weighted average number of shares outstanding for the nine months ended January 31, 2005 was 21,055,694 compared to 16,230,760 for the nine months ended January 31, 2004.

        The Company's total assets as at January 31, 2005 were $331,218 compared to total assets of $97,425 as at April 30, 2004. The increase is due to the acquisition of the Company's subsidiaries Global Botanic's Inc. and Larrearx Inc.

Three months ended January 31, 2005 compared to the three months ended January 31, 2004:

Comparative figures are those of the legal subsidiary, Global Botanics Inc.

For the quarter ended January 31, 2005, the Company incurred a loss of $77,726 compared to $675 for the three months ended January 31, 2004, a increase of $77,051. The significant reasons for the increase are described below:

      Sales for the three months ended January 31, 2005 were $213,522 compared to nil for the three months ended January 31, 2004 which is due to the sales in the Company's subsidiary, LarreaRx, from September 24, 2004, the date of acquisition, to January 31, 2005.

      Amortization is calculated on the Company's property and equipment and patents. Amortization for the three months ended January 31, 2005 was $71,353 compared to $575 for the three months ended January 31, 2004. Amortization has increased due to the acquisition of patents and property and equipment during the quarter.

      Filing fees and shareholder communications are costs incurred by the Company for general regulatory and investor relations services. These costs increased by $602 for the three months ended January 31, 2005 compared to January 31, 2004. Investor relations expenses were higher in 2005 due to the utilization of outside service providers in the current quarter.

      Professional fees increased by $15,939 for the three months ended January 31, 2005 as compared to January 31, 2004 due to an increase in legal activity in the quarter.

      Consulting fees increased by $39,527 for the three months ended January 31, 2005 compared to January 31, 2004 as additional outside consultants were utilized during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities totaled $86,930 for the nine months ended January 31, 2005 compared to $5,590 for the nine months ended January 31, 2004.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.


During the quarter ended July 31, 2004, 70,500 units were subscribed for net proceeds of $70,500. Each unit consists of 1 share of the Company and one half of one option to purchase up to one common share at an exercise price of $1.00 per share. The share purchase options expire on May 31, 2005. On August 31, 2004, the corresponding units were issued.

On August 31, 2004, the Company issued 3,500,000 restricted common shares in connection with the purchase of all of the issued and outstanding shares of Global Botanics Inc.

On September 24, 2004, the Company issued 2,701,640 restricted common shares in connection with the purchase of all of the issued and outstanding shares of

LarreaRx, Inc. An additional 190,631 restricted common shares were issued during the current quarter to complete the acquisition of LarreaRx, Inc. noted above.

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

III. Current report on Form 8-K/A dated January 18, 2004, filed on December 17, 2004 amending information regarding beneficial ownership information relating to the change in control of Larrea Biosciences Corporation.

The accompanying notes are an integral part of these financial statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LARREA BIOSCIENCES CORPORATION

Date:    March 31, 2005               /s/ Peter P. Smetek, Jr.
                                         --------------------------------------
                                         Peter P. Smetek, Jr.
                                         Chief Executive Officer


Date:    March 31, 2005               /s/ Richard A. Behlmann
                                         --------------------------------------
                                         Richard A. Behlmann
                                         Chief Financial Officer and Secretary