Form 10QSB/A
period 2004-10-31
LARREA BIOSCIENCES CORP
filed 2005-04-06
CIK 1175594

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

Commission file number: 0-22773

                         LARREA BIOSCIENCES CORPORATION
--------------------------------------------------------------------------------
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
         (a) Exhibits (b) Reports on Form 8-K

(formerly Sonic Media Corp.)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Expressed in United States dollars)

                                                    October 31,        April 30,
AS AT                                                   2004             2004
--------------------------------------------------------------------------------
                                                    (unaudited)
ASSETS

CURRENT
    Cash                                            $    14,715     $     4,500
    Accounts Receivable                                   1,269          59,000
    Inventory                                           152,717              --
    Prepaid Expenses                                      7,564              --
--------------------------------------------------------------------------------
                                                        176,265          63,500
--------------------------------------------------------------------------------
CAPITAL ASSETS, net                                     168,063
PATENTS, net (Note 3)                                    32,488          33,925
--------------------------------------------------------------------------------
                                                    $   376,816     $    97,425
================================================================================

LIABILITIES

CURRENT
    Accounts payable and accrued liabilities        $   311,315     $    67,800
    Promissory note (Note 4)                             92,395              --
    Due to shareholders (Note 5)                         45,000              --
--------------------------------------------------------------------------------
                                                        448,710          67,800
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

Common stock, $ .0001 par value
    Authorized:  100,000,000 shares
    Issued:  October 31, 2004 - 22,502,900
             (April 30, 2004 - 16,230,760)                2,250          50,000
Additional paid-in capital                            1,134,719       1,150,000
Deficit                                              (1,208,863)     (1,170,375)
--------------------------------------------------------------------------------
Total stockholder's equity                              (71,894)         29,625
--------------------------------------------------------------------------------
                                                    $   376,816     $    97,425
================================================================================
FUTURE OPERATIONS (Note 1)
COMMITMENTS (Note 7)

(formerly Sonic Media Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in United States dollars)

--------------------------------------------------------------------------------------
                                     Three months ended         Six months ended
                                         October 31,               October 31,
                                     2004         2003          2004          2003
--------------------------------------------------------------------------------------
Sales                            $   106,254   $    67,000   $   106,254   $    93,000

Cost of Sales                         46,291        55,540        46,291        77,090
--------------------------------------------------------------------------------------
Gross Profit                          59,963        11,460        59,963        15,910
--------------------------------------------------------------------------------------
Expenses

Advertising, promotion                 5,956            --         5,956            --

Amortization expense                   1,440            --         1,440            --

Bank charges & interest                3,329           100         3,399           200

Computer services                      7,444            --         7,444            --

Consulting & contract services         4,582        20,000         4,582        20,000

Foreign exchange loss (gain)          10,144            --        10,123            --

Filing fees and shareholder
    communications                     5,677            --        14,705            --

Office & telephone                     5,268            --         5,268            --

Professional fees                      8,640            --        10,640        10,000

Rent & utilities                       4,677            --         4,677            --

Wages & salaries                      10,355            --        10,355            --
--------------------------------------------------------------------------------------
Total Expenses                        67,512        20,100        78,589        30,200
--------------------------------------------------------------------------------------
Net loss for the period                7,549         8,640        18,626        14,290
======================================================================================
Weighted average number of
    shares outstanding            19,608,488    16,230,760    21,055,694    16,230,760
--------------------------------------------------------------------------------------
Basic and diluted loss per
    common share                        0.00          0.00          0.00          0.00
--------------------------------------------------------------------------------------

LARREA BIOSCIENCES CORPORATION
(formerly Sonic Media Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Expressed in United States dollars)


----------------------------------------------------------------------------------------------------------------
                                                Common stock
                                          ------------------------     Additional                      Total
                                            Number                       Paid-in                    Stockholders'
FOR THE PERIOD ENDED OCTOBER 31, 2004     of Shares        Amount        Capital        Deficit        Equity
----------------------------------------------------------------------------------------------------------------
    Issue of common stock for cash
        on organization of the Company     4,000,000    $       400    $       100    $        --    $       500
    Issue of common stock for cash           997,040            100         99,604             --         99,704
    Net loss for the period                       --             --             --         (7,333)        (7,333)
----------------------------------------------------------------------------------------------------------------
Balance April 30, 2003                     4,997,040            500         99,704         (7,333)        92,871
    Common stock returned to treasury     (2,500,000)          (250)           250             --             --
    Stock split 6.5 for 1                 13,733,720          1,373         (1,373)            --             --
    Net loss for the period                       --             --             --       (112,733)      (112,733)
----------------------------------------------------------------------------------------------------------------
Balance April 30, 2004                    16,230,760          1,623         98,581       (120,066)       (19,862)

    Issue of common stock for shares
        of Global Botanics Inc.            3,500,000         (1,623)       (98,581)       100,204             --

    Global Botanics Inc. deficiency
        acquired on recapitalization              --          1,973      1,198,027     (1,170,375)        29,625

    Issue of common stock for shares
        of LarreaRx, Inc.                  2,701,640            270       (133,801)            --       (133,531)

    Issue of common stock for cash            70,500              7         70,493             --         70,500

    Net loss for the period                       --             --             --        (18,626)       (18,626)
----------------------------------------------------------------------------------------------------------------
Balance October 31, 2004                  22,502,900    $     2,250    $ 1,134,719    $(1,208,863)   $   (71,894)
================================================================================================================

(formerly Sonic Media Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in United States dollars)

-----------------------------------------------------------------------------------
SIX MONTHS ENDED OCTOBER 31,                                  2004         2003
-----------------------------------------------------------------------------------
CASH FLOWS (USED IN) PROVIDED BY:

OPERATING ACTIVITIES

Net loss                                                   $ (18,626)   $ (14,290)
Adjustments for items not affecting cash
    Amortization                                               1,440           --

Changes in non-cash working capital balances
    Accounts receivable                                       59,000      (59,000)
    Accounts payable and accrued liabilities                 (20,069)      67,800
-----------------------------------------------------------------------------------
                                                              21,745       (5,490)
-----------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Common stock issued for cash                              70,500           --
    Advances under promissory note                            92,395           --
-----------------------------------------------------------------------------------
                                                             162,895           --
-----------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Net asset value deficiency acquired on
acquisition of subsidiary companies                         (174,425)          --
-----------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                   10,215       (5,490)

CASH, beginning of period                                      4,500           --
-----------------------------------------------------------------------------------
CASH (CASH DEFICIENCY), end of period                      $  14,715    $  (5,490)
===================================================================================
SUPPLEMENTAL INFORMATION Cash paid during the period to:
Interest                                                   $      --    $      --
Income taxes                                               $      --    $      --

NON-CASH TRANSACTIONS
Acquisition of patents                                     $      --    $  34,500

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

The Company's future operations are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its operations. The Company had a working capital deficiency of $272,445 as at October 31, 2004. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

The balance sheet at April 30, 2004 has been derived from audited financial statements at that date. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the year ended April 30, 2003 and 2004 as contained in the Company's Form 10-KSB for its year ended April 30, 2004. Such financial statements should be read in conjunction with these financial statements.

3. PATENTS
                                               Accumulated            Net
                               Cost           Amortization           2004
-----------------------------------------------------------------------------
    Patents                $    34,500         $     2,012        $    32,488
-----------------------------------------------------------------------------

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

6. STOCK TRANSACTIONS

During the quarter ended July 31, 2004, 70,500 units were subscribed for net proceeds of $70,500. Each unit consists of 1 share of the Company and one half of one option to purchase up to one common share at an exercise price of $1.00 per share. The share purchase options expire on May 31, 2004. On August 31, 2004, the corresponding units were issued.

On August 31, 2004, the Company issued 3,500,000 restricted common shares in connection with the purchase of all of the issued and outstanding shares of Global Botanics Inc.

On September 24, 2004, the Company issued 2,701,640 restricted common shares in connection with the purchase of all of the issued and outstanding shares of LarreaRx, Inc.

Subsequent to October 31, 2004, an additional 190,631 restricted common shares were issued to complete the acquisition of LarreaRx, Inc. noted above.

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

INTRODUCTION

During the quarter, the Company began operations utilizing the assets acquired from Global Botanics, Inc. (GBI) and LarreaRX, Inc. Global Botanics owns four US patents that relate to the production and use of proprietary extracts from the North American plant species Larrea tridentata.

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

RESULTS OF OPERATIONS

Six months ended October 31, 2004 compared to six months ended October 31, 2003.

Comparative figures are those of the legal subsidiary, Global Botanics Inc.

For the six months ended October 31, 2004, the Company incurred a net loss of $18,626 compared to $14,290 for the six months ended October 31, 2003, an increase of $4,336. The significant reasons for the increase are described below:

      Sales for the six months ended October 31, 2004 were $106,254 compared to $93,000 for the six months ended October 31, 2003 which is due to the sales in the Company's subsidiary, LarreaRx, from September 24, 2004, the date of acquisition, to October 31, 2004.

      Amortization is calculated on the Company's property and equipment and patents. Amortization for the six months ended October 31, 2004 was $1,440 compared to $NIL for the six months ended October 31, 2003. Amortization has increased due to the acquisition of patents and property and equipment during the period.

      Filing fees and shareholder communications are costs incurred by the Company for general regulatory and investor relations services. These costs increased by $14,705 for the six months ended October 31, 2004 compared to October 31, 2003. Investor relations expenses were higher in 2004 due to the utilization of outside service providers during the six months.

      Professional fees increased by $640 for the six months ended October 31, 2004 as compared to October 31, 2003 due to an increase in legal activity during the six months.

      Consulting fees decreased by $15,418 for the six months ended October 31, 2004 compared to October 31, 2003 as fewer outside consultants were utilized during the six months.

      Loss per share was $(0.00) for the six months ended October 31, 2004 compared to $(0.00) for the six months ending October 31, 2003 due to the increased loss for the six month period and the increase in weighted average number of shares outstanding for the six months. The weighted average number of shares outstanding for the six months ended October 31, 2004 was 21,055,694 compared to 16,230,760 for the six months ended October 31, 2003.

      The Company's total assets as at October 31, 2004 were $376,816 compared to total assets of $97,425 as at April 30, 2004. The increase is due to the acquisition of the Company's subsidiaries Global Botanic's Inc. and Larrearx Inc.

Three months ended October 31, 2004 compared to the three months ended October 31, 2003:

Comparative figures are those of the legal subsidiary, Global Botanics Inc.

For the quarter ended October 31, 2004, the Company incurred a loss of $7,549 compared to $8,640 for the three months ended October 31, 2003, a decrease of $1,091. The significant reasons for the decrease are described below:

     Sales for the three months ended October 31, 2004 were $106,254 compared to $67,000 for the three months ended October 31, 2003 which is due to the sales in the Company's subsidiary, LarreaRx, from September 24, 2004, the date of acquisition, to October 31, 2004.

     Amortization is calculated on the Company's property and equipment and patents. Amortization for the three months ended October 31, 2004 was $1,440 compared to $NIL for the three months ended October 31, 2003. Amortization has increased due to the acquisition of patents and property and equipment during the quarter.

     Filing fees and shareholder communications are costs incurred by the Company for general regulatory and investor relations services. These costs increased by $5,677 for the three months ended October 31, 2004 compared to October 31, 2003. Investor relations expenses were higher in 2004 due to the utilization of outside service providers in the current quarter.

     Professional fees increased by $8,640 for the three months ended October 31, 2004 as compared to October 31, 2003 due to an increase in legal activity in the quarter.

     Consulting fees decreased by $15,418 for the three months ended October 31, 2004 compared to October 31, 2003 as fewer outside consultants were utilized during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities totaled $21,745 for the six months ended October 31, 2004 compared to cash flows used by operating activities of $5,490 for the six months ended October 31, 2003.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

During the quarter ended July 31, 2005, 70,500 units were subscribed for net proceeds of $70,500. Each unit consists of 1 share of the Company and one half of one option to purchase up to one common share at an exercise price of $1.00 per share. The share purchase options expire on May 31, 2004. On August 31, 2004, the corresponding units were issued.

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

                                         LARREA BIOSCIENCES CORPORATION

Date:    April 5, 2005         /s/ Peter P. Smetek, Jr.
                               --------------------------------------
                               Peter P. Smetek, Jr.
                               Chief Executive Officer

Date:    April 5, 2005         /s/ Richard A. Behlmann
                               --------------------------------------
                               Richard A. Behlmann
                               Chief Financial Officer and Secretary