Form 10KSB
period 2005-04-30
LARREA BIOSCIENCES CORP
filed 2005-07-29
CIK 1175594

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2005

                                       Or

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number

                         LARREA BIOSCIENCES CORPORATION
           (Name of small business issuer as specified in its charter)

             NEVADA                                           680507505
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

                            c/o Peter P. Smetek, Jr.

                           2205 - 13700 Mayfield Place
                       Richmond, British Columbia V2V 2E4

                              Phone: (604) 273-7977
                               Fax: (604) 244-8562

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                     (None)

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK, $.0001 PAR VALUE
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form and no disclosure will be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. |_|

Registrant had $ 545,796 in revenues for the most recent fiscal year.

As of July 5, 2005, Registrant had 22,727,167 shares of its $.0001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of approximately $ 1,184,025. This calculation is based upon the closing sales price of $0.17 per share on July 5, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     (None)

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|


                   TABLE OF CONTENTS AND CROSS REFERENCE SHEET

PART I

PAGE

Item 1       Description of Business                                          3
Item 2       Description of Property                                          9
Item 3       Legal Proceedings                                                9
Item 4       Submission of Matters to a Vote of Security Holders              9

PART II

Item 5       Market for Common Equity and Related Stockholder Matters         10
Item 6       Management's Discussion and Analysis and Plan of Operations      11
Item 7       Financial Statements                                             16
Item 8       Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                              16
Item 8A      Controls and Procedures

PART III

Item 9       Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act                17
Item 10      Executive Compensation                                           19
Item 11      Security Ownership of Certain Beneficial Owners and
             Management                                                       21
Item 12      Certain Relationships and Related Transactions                   21

PART IV

Item 13      Exhibits and Reports on Form 8-K                                 22

Item 14  Principal Accountant Fees & Services                                 23

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

ITEM 1 - BUSINESS

GENERAL

The Company was incorporated as Sonic Media Corp. under the laws of the State of Nevada on May 1, 2002. The Company changed its name from Sonic Media Corp. to Larrea Biosciences Corporation ("Larrea") on June 1, 2004, at which time it entered into an agreement to purchase all of the issued and outstanding capital stock of Global Botanics, Inc. ("GBI"), a Nuie corporation that owns the four patents underlying the Company's products. Pursuant to the terms of the initial stock purchase agreement dated March 24, 2004 between GBI, Larrea and the shareholders of GBI, the shareholders of GBI agreed to exchange all of their shares of GBI for shares of the Company. On closing of the stock purchase agreement on August 31, 2004, Larrea acquired all of the issued and outstanding shares of GBI by issuing 3,500,000 restricted common shares of the Company to the shareholders of GBI. Due to common shareholders and directors, this transaction was considered to be a capital transaction in substance rather than a business combination and for accounting and financial reporting purposes is equivalent to a reverse take-over by GBI.

The closing of the GBI transaction put the Company, through GBI, in the business of harvesting, producing and licensing Virastatin(TM), a multifunctional ingredient produced according to patented extraction and purification technologies from the Larrea tridentate plant. (Virastatin(TM) has since been renamed to Larreastatin(TM).) Because Larreastatin(TM) has proven antiviral, anti-inflammatory, antimicrobial and antioxidant properties, the ingredient is beneficial in a wide variety of health and consumer products.

It is the Company's intent to expand its business of creating, developing and distributing proprietary formulations of natural products, the first of which are its current products derived from the Larrea tridentata plant based on patents acquired through the purchase of GBI.

Prior to the acquisition of GBI by the Company, the products derived from the utilization of GBI's patents were distributed in the United States and Canada by a privately-held company called LarreaRx, Inc., a Wyoming corporation. LarreaRx had been distributing the Larrea tridentata products under a nonexclusive license agreement with GBI. During fiscal year 2005 the Company also acquired 100% of the business operations of LarreaRx, Inc. through an exchange of common stock. By these acquisitions, the Company gained ownership of the patents underlying the Company's products and the sales and distribution network for those products.

On September 21, 2004 shareholders holding a majority interest in the Company entered into an agreement with A&S Holdings Management, Ltd. (A&S) whereby A&S would acquire fifty-one percent of the outstanding shares of Larrea Biosciences Corporation in exchange for A&S extending the Company a one million dollar line of credit and providing public relations and investor relations services. This transaction resulted in a change in control of the Company.

In anticipation of completing the September 21, 2004 transaction and effective September 27, 2004, David Kalenuik resigned as an officer and director of the Company. There was no disagreement between Mr. Kalenuik and the Company relating to Larrea's operations, policies or practices. Mr. Peter P. Smetek, Jr. was appointed chief executive officer and a director and Mr. Robert Alexander was appointed to the Board of Directors. Mr. Rob Sinnott resigned as Chief Financial Officer, and effective November 1, 2004 Mr. Richard Behlmann was appointed to the position of Chief Financial Officer and Secretary of the Company. Mr. Smetek, Mr. Alexander and Mr. Behlmann do not have employment agreements with Larrea, and there were no relationships between Mr. Smetek, Mr. Alexander and Mr. Behlmann during the preceding two years.

The Company intends to concentrate on expanding the marketing and sales of its existing patented products and does not anticipate any significant product research and development expenditures within the next twelve months.

Company management has been actively integrating and consolidating the operations of the Company's newly acquired subsidiaries. As of April 30, 2005, the Company had two full-time and one part-time employee operating in its Richmond, British Columbia offices. These three employees are primarily focused on sustaining the activities and operations originally established by LarreaRx. These employees are supported by part-time contractors who provide assistance in such areas as accounting, computer services, marketing, product logistics and web development. Some of the contractors are focused on supporting the company's day-to-day operations and some are engaged in the integration and consolidation activities. With integration activities substantially completed and as sales grow, the Company intends to reduce its use of contractors and hire additional employees as needed to support the Company's planned business activities.

The Company believes that current cash flow and its line of credit may be insufficient to sustain it at its current level. The development of new markets and additional personnel will further require the Company to raise new funds either through new equity, expanding its line of credit or obtaining a new debt facility.

THE PRODUCTS

The Company's current products are derived from the desert shrub Larrea tridentata. The proprietary extract from this plant, Larreastatin(TM), is the key ingredient in all of the Company's products, which are sold under the tradenames LarreaRx(TM) and Shegoi(TM). Virox(TM), a name formerly used, has been discontinued because of its similarity to VIOXX(R). The extract and products based on the extract are protected by four US patents: #6,039,955; #6,004,559; #5,945,106; #5,837,252. The patented extract is believed to be an effective natural treatment for herpes-related disorders and inflammatory conditions.

Larrea plans to penetrate the global market either by expanding its direct marketing and retail sales channels or through licensing arrangements with multiple marketing partners who specialize in marketing into selected countries via such specific channels.

A March 2003 Reuters report states that, "The global antivirals market is forecast to grow from $8.7 billion in 2001 to $14 billion in 2007, largely due to the high incidence of viral infections and the inadequate efficacy of the drugs currently available". The family of human herpes viruses, currently with nine members, presents a good example of the extremely large potential marketplace for antiviral products. This family of contagious viruses infects almost everyone on the planet regardless of their geographic location. The best available data suggests that herpes simplex-1 (the cold sore virus) infects around 60% of the population; herpes simplex-2 (the genital herpes virus) infects around 26% of the population; varicella (the chicken pox and shingles virus) infects around 90% of the population; Epstein-Barr virus (the mononucleosis virus) infects around 60% of the population; cyomegalovirus infects around 95% of the population; and human herpes viruses 6 and 7 infect between 75 and 98% of the population. These viruses, in addition to causing classical herpes virus diseases, are now being linked as a contributing factor in the development of at least three diseases which are the leading causes of death in developed nations: heart disease, cancer and Alzheimer's disease.

Herpes virus infections have also been linked with development of other serious conditions such as, hypertension, atherosclerosis, multiple sclerosis, Bell's palsy, trigeminal neuralgia, Hodgkin's disease, lymphoma and leukemia. Many medical professionals have suggested exploring the expanded use of antiviral agents as a treatment for many of these diseases.

To produce Larreastatin(TM), Larrea plant material is harvested from native stands of the plant growing in the Sonora Desert. The environmentally sensitive harvesting methods do not kill or permanently damage the Larrea plants, thereby providing a sustainable natural resource. To minimize capital investment, the Company currently outsources the manufacturing of Larreastatin(TM) resin to Pioneer Laboratories (Tonopah, AZ), which extracts and processes the plant material using the Company's proprietary methods. Pioneer has current resin production capacity to satisfy the needs of approximately 666,000 finished dietary supplement bottles per month (60 capsules/bottle). The Company feels its current suppliers and contractors can supply sufficient product and handle the volumes necessary to meet the Company's expectations over the next 24 months.

This resin is then processed into capsules, spray or lotion and packaged using selected contract manufacturers. These finished products are then handled by a contract warehousing/order fulfillment house which handles the orders from the Company and delivery to the customers. This structure reduces the need to invest in plant and equipment. The Company does not currently have a significant investment in plant and equipment and does not anticipate changing this policy for the future.

The Company's capsules, lotion and topical spray are sold by the Company through retail channels and direct marketing programs under the names of Shegoi and LarreaRx. These products are marketed as dietary supplements and are not FDA approved in the United States or approved by an equivalent to the FDA in any foreign jurisdiction. LarreaRx products are marketed through retail channels and are available throughout Canada and the US in numerous pharmacies and health food retail outlets. The same product line is also marketed under the brand name and label Shegoi and is sold through direct marketing channels.

Larrea BioSciences Corporation maintains a website at www.labsci.com. LarreaRx, Inc. maintains websites at www.shegoi.com and www.larrearx.com.

STRATEGIC ALLIANCES

Larrea Biosciences will provide opportunities for additional licensing relationships with other companies in the nutriceutical, cosmeceutical, pharmaceutical and network marketing industries. The proprietary extract will continue to be manufactured and produced under the control of the Company.

Larrea Biosciences' strategic sub-licensing agreements will accelerate distribution and could result in immediate revenue from licensing fees, and ongoing revenues from product sales, royalty or resin purchases. Sub-licensees will cultivate and develop network marketing, direct sales endeavors and retail marketing in those countries with proven industry track records.

MARKETING AND SELLING

The Marketing Program

Marketing and selling remain essential to building Company revenue, while affiliation and partnering further expand the potential for new growth. The objective of the Company's marketing program is to create and sustain preference and loyalty for the Company as the leading provider of proprietary Larreastatin(TM) resin extract.

The major marketing functions for the retail sector are performed by the Company. The Company has the overall responsibility for communications, advertising, public relations and the establishment of the retail and product information websites. LarreaRx products are distributed in the United States through Select Nutrition and selected Whole Food outlets. Consumers can purchase LarreaRx through Whole Foods, Vitamin Cottage, selected Vitamin Worlds and other health food retailers in the Unite States. Puresource Inc. and Asenda Pharmaceuticals represent the products in Canada, which are distributed to various vendors such as Safeway, London Drugs, Save-On-Foods, Whole Foods, Capers, Overwaitea, Thrifty Foods and other health food stores for the retail market.

Shegoi products are available through a network distribution channel, which currently consists of nearly 5000 distributors. The initial launch of the Shegoi products occurred in October, 2003. Additional network and direct marketing outlets will be secured this year in order to increase the powerful reach this type of marketing campaign can deliver.

The Markets

Larrea Biosciences is targeting the global antiviral and dermatology markets with its Larreastatin(TM) based products. The global antiviral market is forecasted to grow to $14 billion by 2007, while the dermatology market is valued at $15 billion. With a major focus on herpes treatments, a market valued at approximately $1.8 billion over the next four years. There are over 100 million herpes virus suffers in North America alone.

Larreastatin(TM)-based products have demonstrated excellent results in treating conditions caused by the herpes class of viruses including cold sores, genital herpes and shingles; inflammatory conditions, including joint disorders, sinusitis, gastrointestinal disorders, psoriasis; and various microbial and fungal conditions. The Company incorporates its proprietary ingredient, Larreastatin(TM), into a line of nutraceutical and cosmeceutical products for the sale and distribution through retail and direct marketing channels. The Company provides its products primarily to customers for personal use and to healthcare practitioners.

CURRENT MARKET OPPORTUNITIES INCLUDE:

      o     Healthy individuals
                  General health and antioxidant activity.
      o     Aging Individuals
                  Anti-aging, health a beauty needs.
      o     Elderly Individuals
                  Shingles, Post-herpetic Neuralgia and other age-related conditions.
      o     Female Individuals
                  Cosmetics, health and beauty needs.
      o     Sexually Active Individuals
                  Supports and promotes health benefits from the impact of the Herpes and Papilloma viruses.

      o Immune Compromised individuals (suffering from opportunistic infections)
                  AID's infected individuals with Kaposi's sarcoma, Genital herpes, Cytomegalovirus, transplant patients, etc.

MARKET EXPANSIONOPPORTUNITIES INCLUDE:
      o     Aged Related Diseases
                  Cancer, Heart Disease, Liver Disease, Arthritis, etc.
      o     Neurodegenerative Diseases
                  Multiple Sclerosis, Alzheimer's, etc.
      o     Infections
                  Viral Infections, Bacterial Infections, Fungal Infections, etc.
      o     Dental Applications
                  Canker Sores, Gingivitis, etc.
      o     Sports Injury Applications
                  Joint Pain and Inflammation
      o     Cosmetics and Cosmetic Surgery Applications
                  Scar Reduction, Anti-Wrinkle, etc.
      o     Skin Applications
                  Eczema, Psoriases, Cold Sores, Viral Warts, Shingles
      o     Veterinary Applications.

FISCAL YEAR 2005 PERFORMANCE OVERVIEW

The Company increased revenue in the year ended April 30, 2005, to $545,796 from the year earlier level of $152,000.

The Company incurred a net loss of $249,225 as compared to $4,570 for the year ended April 30, 2004, an increase of $244,655. The increased loss was substantially attributable to an increase in management and consulting fees and to professional fees.

Management and consulting fees increased by $108,815 for the year ended April 30, 2005. The increase was due to an increase in the number of outside consultants utilized during the year.

Professional fees, which include legal and audit fees, increased by $88,797 for the year ended April 30, 2005. Legal and accounting expenses relate to financial and regulatory requirements.

Loss per share was $.01 in 2005 compared to $.00 in 2004. The increasing loss per share was due to the increase in the loss during the 2005 fiscal year. The weighted average number of shares outstanding for the years ending April 30, 2005 and 2004 was 19,483,415 and 16,230,760, respectively.

Stockholder deficiency at April 30, 2005 was $297,250 compared to stockholder equity of $14,850 at April 30, 2004.

EMPLOYEES

As of April 30, 2005, Larrea Biosciences had two full-time and one part-time employee.

COMPETITION

There are other Larrea-based products on the market; however, these products do not produce the same therapeutic results as Larreastatin(TM). Also, their effectiveness is limited because the products generally are not readily absorbed into the digestive tract. More important is the fact that toxins capable of inducing liver damage have been associated with other Larrea-based products. The proprietary processing methods of Larreastatin(TM) provide the non-toxic quality to the Company's extract and products. Thus, key is the fact that each of the Larreastatin(TM)-based products are formulated to achieve the highest degree of potency without the toxicity risks found in other Larrea-based products.

No toxicity has been recognized from any Company sponsored in vitro and in vivo animal studies, independent in vitro and in vivo animal studies, Company-sponsored non-controlled human clinical studies or in non-controlled human clinical studies conducted by independent researchers utilizing Larreastatin(TM). Likewise, no consumer use reports have indicated toxicity or adverse effects from the use of or Larreastatin(TM) in topical or oral form.

Additionally, no other patents cover the right to use the current proprietary extract or any other extract of larrea for the purpose of treating herpes and inflammatory conditions. The Company is in the process of expanding its current patent and product portfolio to encompass greater utility of the plant.

OPERATIONS

The Company's headquarters are in Richmond, British Columbia. One hundred percent of the proprietary resin is produced from plants harvested in Arizona. Nearly 80% of LarreaRx's production of final product occurs in Canada and 20% of the final product are manufactured in the United States.

INTELLECTUAL PROPERTY

The Company, through GBI, owns U.S. Patents 5,837,252; 5,945,106; 6,004,559 and 6,039,955. These patents relate to the production and use of proprietary extracts from the North American plant species, Larrea tridentata. The current patented technology broadly covers extraction and purification technologies as well as utility of extracts as antiviral, anti-inflammatory, antimicrobial and antioxidant agents. Specific claims allowed in the issued patents include: a method of treating herpes lesions and herpes viruses in humans using an effective amount of an extract of Larrea tridentata; a method of treating herpes viruses and symptomatic herpes virus lesions of the group: herpes simplex 1 (cold sores), herpes simplex 2 (genital herpes), varicella-zoster virus (chickenpox and shingles), human herpes virus 4 (Epstein-Barr virus, mononucleosis), human herpes virus 5 (cytomegalovirus), human herpes viruses 6 and 7 (roseoloviruses), and herpes virus 8 (Kaposi's sarcoma); stimulation of human immune system function; a herpes treatment agent comprising a formulation of Larrea tridentata; and an agent for treatment of inflammation and inflammatory disease comprising a formulation of Larrea tridentata. These patents, which issued between 1998 and 2000, remain as an important barrier to competition. In addition to the existing patents, Larrea will aggressively prosecute pending patent applications to secure final issuance of multiple U.S. and international patents, which expand on the already patented technologies. Larrea will actively pursue new licensees for its patented technologies both domestically and overseas.

The Company relies upon a combination of nondisclosure and other contractual arrangements, as well as common law trade secret, copyright and trademark laws to further protect its proprietary rights. The Company enters into confidentiality agreements with its consultants and clients and limits access to and distribution of its proprietary information. The product names Larreastatin and Shegoi are trademarked in the U.S.

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

ITEM 2 - PROPERTIES

The Company headquarters and office facilities were recently moved from 400-55 Water Street, Vancouver, British Columbia to 2205-13700 Mayfield Place, Richmond, British Columbia V2V 2E4. The Company operates its administrative offices in approximately 1,850 square feet of leased space under a three-year lease, which expires in 2008. Minimum lease payments under this operating lease are approximately $8,100 in fiscal year 2005, $12,774 in 2006, $16,064 in 2007,
$16,683 in 2008, and $1,394 in 2009. The Richmond office houses its executive and administrative offices and provides sufficient space for a product demonstration area. The Company's office space is sufficient for current needs. Additional lease space is available at reasonable rates in the area if the Company requires additional space.

ITEM 3 - LEGAL PROCEEDINGS

Prior to the change in control in September 2004, the Company's main operating subsidiary, LarreaRx, Inc., was threatened by a number of former vendors and suppliers with lawsuits seeking recovery of unpaid charges and invoices. After the change in control, the Company made a formal settlement offer to clear up outstanding claims and successfully resolved the majority of claims.

The remaining unresolved claims include one small claims court lawsuit, filed in Toronto against a director Robert Alexander and the Company as "Virox." This claim is considered routine and incidental to the operation of the business and not material.

No lawsuits are currently threatened or filed against or by Larrea Biosciences Corporation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The election of directors will be submitted to the shareholders.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS; RECENT SALES OF UNREGISTERED SECURITIES

(a) MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION - Common stock of Larrea BioSciences Corporation is traded on the NASD's Over the Counter Bulletin Board under the symbol "LRRA."

The table shows the high and low bid and ask of the Company's common stock as reported for each quarter during the last two fiscal years:


                                            2004-2005            2003-2004
    Fiscal
    Quarter                             High       Low        High       Low
------------------                      ----       ---        -----      ---
1st (ended July 31)                     1.15       0.95       0.10       0.10
2nd (ended October 31)                  0.48       0.48       0.25       0.20
3rd (ended January 31)                  0.25       0.23       1.66       0.25
4th (ended April 30)                    0.54       0.32       1.42       1.02

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

RECORD HOLDERS - As of July 5, 2005, the number of holders of record of the Company's common stock was sixty-nine (69), and there were 22,727,167 shares of common stock issued and outstanding.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of April 30, 2005, the Company had no equity compensation plans in place.

(b) RECENT SALES OF UNREGISTERED SECURITIES

On March 24, 2004, the Company entered into an agreement with the shareholders of GBI whereby the Company acquired all of the issued and outstanding shares of GBI in exchange for 3,500,000 shares of restricted common stock of the Company. As all the shareholders of GBI were non-U.S. residents, the shares were issued in reliance on an exemption from registration available under Regulation S of the Securities Act of 1933. The shares, due to the shareholders of GBI from the Company, were not issued until August 2004.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Prior to April 30, 2004, the Company did not have any business operations. With the acquisition of Global Botanics, Inc. and LarreaRx, Inc. the Company began developing, marketing and selling products derived from the patents covering the extraction of Larreastatin(TM), the active ingredient used in the company's products, and using the marketing and distribution operations established by LarreaRx, Inc. Management intends to expand distribution and marketing of products using the Larreastatin(TM) resin.

The Company's business plan for the next twelve months is focused on four main areas.

      1. Integrating and consolidating the operational activities of the new acquisitions. This includes defining appropriate sales channels and eliminating duplicative activities and vendors.

      2. Expanding its market presence in the United States and Canada and expanding the distribution of Virastatin-based products directly or under license to new and existing markets in the United States and internationally. This includes seeking strategic relationships with international vendors with established markets and distribution channels in selected countries.

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

The Company will be completing several consolidation initiatives within its business operations designed to lower its cost by improving its vendor pricing and simplifying its outsourcing operations.

Going forward, management has set the following long-term goals to achieve over the next twelve months:

      o Expanded distribution of Larreastatin-based products for license to nutriceutical, cosmeceutical, pharmaceutical and veterinary markets

      o Increase the Companies portfolio of products and broaden the intellectual property portfolio for increased security and protection of claims, utility and processing methods

The Company believes current cash flow and its existing line of credit may not be sufficient to sustain it at its current level of operations for the next twelve months. Moreover, the development and implementation of new marketing plans and additional personnel will require the Company to raise new capital either through the issuance of new equity, expanding its line of credit or obtaining a new debt facility.

The Company will continue to contract out the manufacturing and development of its products. The Company does not employ a research staff and no specific research projects are currently underway or scheduled for the next twelve months. However, the Company does intend to explore the potential for clinical studies to support its existing products. It will also review the opportunity to develop new products using its existing patents.

The Company contracts out its supply chain activities. It intends to continue using outsourced providers and does not plan to construct or lease any significant facilities or equipment to maintain its business operations over the next twelve months.

During the coming year the focus of the Company and its management will be on increasing revenue from the retail distribution of its products and improving the size of its direct marketing distributor network. Although the Company does not have any definitive plans to significantly increase its employee base, it does intend to add new employees or contractors to increase the effectiveness of its marketing and administrative functions.

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

REVENUE RECOGNITION

Larrea sells its dietary supplement products through two different sales channels. It sells its Shegoi brand line of products through a direct marketing organization which distributes the products through individual distributors. Larrea sells it LarreaRx brand products through wholesale distributors where it delivers product in quantity at wholesale prices to brokers and other commercial distributors which distribute and sell the product to retailers.

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

When the Company acquires technology, the rights to manufacture and sell a product, it records the purchase price less the value of related liabilities assumed as intangible assets. The Company uses the assistance of experts to help allocate the purchase price to the fair value of the various intangible assets acquired. The Company then estimates the economic useful life of each of these intangible assets in order to amortize their cost as an expense in the statement of operations over the estimated economic useful life of the related asset. The factors that drive the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent protection, competition by similar products, future introductions of competing products, the impact of promotional efforts and many other issues. The Company uses all of these factors in initially estimating the economic useful lives of its products, and also continuously monitors these factors to assess if changes in estimates are required.

The Company evaluates the recoverability of property and equipment and patents whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company recognizes an impairment loss related to property and equipment and patents if the projected undiscounted future cash flows are less than the carrying amounts. The amount of the impairment charge, if any, is measured equal to the excess of the carrying value over the asset's fair value, generally determined using the future operating cash flows discounted at the Company's average rate of cost of funds. The assessment of the recoverability of property and equipment and patents will be impacted if estimated future cash flows differ from those estimates.

The Company records raw material inventory at cost when it orders resin from its contract manufacturer. Finished product is recorded at the total cost of producing the product, the aggregate charges for contract manufacturing as well as any storage charges or shipping required in producing the resin and packaging the final product.

Once produced and labeled the products are transferred from the contract manufacturers to a fulfillment warehouse operated by third parties and then distributed as sales occur.

The Company does not provide a reserve for obsolescence because they are able to order the resin in limited quantities and create the other products from the resin quickly as needed. The useable life of the resin is ten years or more and the product is held in resin form until such time as it is produced into capsules, lotions or spray. Based on marketing projections, the amount of finished product available is managed tightly to optimize finished product inventory and prevent obsolescence.

Committees

The Company intends to form Audit, Compensation and Nominating and Corporate Governance Committees when circumstances justify increasing the size of the Board. Currently Mr. Smetek and Mr. Johnson are fulfilling the functions of these committees.

RESULTS OF OPERATIONS

THE YEAR ENDED APRIL 30, 2005 COMPARED TO THE YEAR ENDED APRIL 30, 2004

The Company incurred a net loss of $249,225 as compared to $4,570 for the year ended April 30, 2004 an increase of $244,655. The increased loss is directly attributable to an increase in management and consulting fees and professional fees.

Management and consulting fees increased by $108,815 for the year ended April 30, 2005. The increase is due to an increase in the number of outside consultants utilized during the year.

Professional fees, which include legal and audit fees, increased by $88,797 for the year ended April 30, 2005. Legal and accounting expenses relate to financial and regulatory requirements.

Loss per share was $.01 in 2005 compared to $.00 in 2004. The increasing loss per share is due to the increase in the loss during the 2005 fiscal year. The weighted average number of shares outstanding for the years ending April 30, 2005 and 2004 was 19,483,415 and 16,230,760, respectively.

Stockholder deficiency at April 30, 2005 was $297,250 compared to stockholder equity of $14,850 at April 30, 2004.

Going Concern Qualification

The Company's independent auditors have included an explanatory paragraph in their report on the April 30, 2005 consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern." The going concern qualification is attributable to recurring losses. For the year ended April 30, 2005, the Company continued to experience a negative cash flow from operations, and projects that it will need additional capital to achieve its business plan. The Company believes it can raise additional funds though equity or debt financing.

Liquidity and Capital Resources

As of April 30, 2005 the Company's working capital deficiency (current assets less current liabilities) totaled $424,538 compared to a working capital deficiency of $4,300 as of April 30, 2004. Cash flows used in operating activities totaled $289,975 for the year ended April 30, 2005 compared to cash provided by operations $4,500 for the year ended April 30, 2004. As of April 30, 2005, the Company had cash on hand of $31,654.

Dividends and Redemption

It has been the Company's policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since the Company's inception, is expected to continue, but is subject to regular review by the Board of Directors.

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

ITEM 7 - FINANCIAL STATEMENTS

The Financial Statements that constitute Item 7 are included at the end of this report on page F-1.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audit of the Company's financial statements for the fiscal year ended April 30, 2005 there were no disagreements, disputes, or differences of opinion with LDMB Advisors, Inc. (LDMB) on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of LDMB, would have caused LDMB to make reference to the matter in its report.

ITEM 8a - CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

Our internal control over financial reporting is a process that, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of April 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in the Internal Control - Integrated Framework issued by the COSO.

Changes In Our Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, financial reporting.

Disclosure Controls and Procedures

As of April 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Changes in Management and the Board of Directors

During the fiscal year ended April 30, 2005 Larrea underwent a change in control which resulted in new officers and directors being appointed to replace those officers and directors that resigned as a result of the transaction.

On September 21, 2004, shareholders of Larrea BioSciences Corporation ("Larrea") entered into an agreement with A&S Holdings Management Ltd. ("A&S") whereby A&S acquired 51% of the issued and outstanding shares of common stock of Larrea. A&S acquired the shares in exchange for a one million dollar line of credit to Larrea and providing public relations and investor relations services to Larrea. As part of the agreement, Mr. David Kalenuik resigned as director, chairman and chief executive officer and was replaced with Mr. Peter Smetek. Mr. Robert B. Alexander was appointed a director of the Company and Robert A. Sinnott, PhD. remained in his position of director and vice president.

Mr. Richard Behlmann was appointed on an interim basis as Chief Financial Officer (CFO) and secretary and a director of the corporation while the Company began a search for a permanent CFO.

On June 13, 2005 Mr. James A. Johnson was appointed Chief Financial Officer, Secretary and a director of the corporation, as a result of this permanent appointment Mr. Behlmann resigned from his interim position of CFO, Secretary and director.

Mr. Robert Alexander resigned from the board of directors, May 11, 2005, and Mr. Robert A. Sinnott resigned from the board May 15, 2005.

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

Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended April 30, 2004, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with, except as follows: Mr. Peter Smetek, Jr. did not timely file a Form 5; however, the form 5 was filed on July 27, 2005.

DIRECTORS AND EXECUTIVE OFFICERS

The following table and bios set forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The Board of Directors elects the executive officers of the Company annually. Each year the stockholders elect the Board of Directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. The Company has adopted a Business Code of Conduct for its Officers and key personnel, which is attached hereto as exhibit 9.

In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of the Company are as follows:

-------------------------- ------------------------- ------- -------------------------------- -----------------------
                           Year First Elected As             Position Held with the
Name                       an Officer Or Director    Age     Registrant                       Family Relationship
-------------------------- ------------------------- ------- -------------------------------- -----------------------
Peter P. Smetek, Jr.       2004                      61      CEO, Director                    None
-------------------------- ------------------------- ------- -------------------------------- -----------------------
James A. Johnson           2005                      66      CFO, Secretary, Director         None
-------------------------- ------------------------- ------- -------------------------------- -----------------------

Business Experience of Officers and Directors:

Mr. Peter Smetek, Jr., 62, has been a Director of the Company since 2004. Mr. Smetek has 31 years experience in the securities and investment banking industry. He is the President of Smetek & Associates, Inc., a Consulting and Investment Banking Firm and is a former NASD broker dealer. He has line operating experience as a former Vice Chairman of the Board and director of a privately held pet food company, which grew from $12 million in sales to $240 million during his tenure, and was the Chairman and Chief Executive Officer of an oil field service company that employed as many as 180 people. He has also served on a number of boards of small start-up companies in the medical technology field, and computer technology area, one of which was an ASE listed company.

Mr. James A. Johnson, 66, was elected a Director of the Company effective June 1, 2005, at which time he was also appointed Chief Financial Officer and Secretary of the Company. Mr. Johnson has had a long career in management consulting and was a partner with Peat Marwick Mitchell & Co., the predecessor firm to KPMG. Over the past 25 years he has held senior operating positions and been a director of numerous startup and early stage companies. Most recently he was CFO of a company that provides software and services to automate the processes of large company boards of directors and facilitate compliance with Sarbanes-Oxley. Mr. Johnson is a CPA and has an MBA from the University Of Chicago Graduate School Of Business and an undergraduate degree from Stanford University.

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE AND OPTIONS

The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the last three fiscal years by the executive officers of the Company who received compensation of or in excess of $100,000 during the fiscal year ended April 30, 2005. The following information for the officers includes base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE
---------------------------------- --------------- -----------------------------
                                                     Annual Compensation (1) (2)
---------------------------------- --------------- -----------------------------
                                    Fiscal Year
Name and Principal Position            Ended         Salary          Bonus
---------------------------------- --------------- ------------ ----------------
Peter P. Smetek, Jr., CEO, Director     2005          $68,500        -0-
                                        2004            n/a          -0-
                                        2003            n/a          -0-
---------------------------------- --------------- ------------ ----------------

---------------------------------- --------------- ------------ ----------------
James A. Johnson,                       2005            n/a          -0-
CFO, Secretary and Director             2004            n/a          -0-
                                        2003            n/a          -0-
---------------------------------- --------------- ------------ ----------------

----------
(1) No officers received or will receive any bonus or other annual compensation, nor any benefits other than those available to all other employees that are required to be disclosed.
(2) No officers received or will receive any long-term incentive plan (LTIP) payouts or other payouts during fiscal 2005.
(3) No officers received any options or other forms of compensation in the 3 most recent fiscal years.


COMPENSATION OF DIRECTORS

Directors of the Company do not receive cash compensation for attendance at board meetings but are entitled to reimbursement of their reasonable expenses incurred in attending Directors Meetings.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, its only class of outstanding voting securities as of July 15, 2005, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding Common Stock with the address of each such person, (ii) each of the Company's present directors and officers, and (iii) all officers and directors as a group:

------------------------------------------------------ ---------------------- ------------ ------------------------
Names and Address(1)                                   Number of Shares (1)   Percentage   Beneficially Owned (2)
------------------------------------------------------ ---------------------- ------------ ------------------------
A&S Holdings Management Ltd.(3)(4)(6)                       11,679,737            (7)
------------------------------------------------------ ---------------------- ------------ ------------------------
Peter Smetek, Chairman, CEO(3)(7)(8)
                                                              500,000           27.89%     5,839,868
------------------------------------------------------ ---------------------- ------------ ------------------------
James Johnson, CFO, Secretary, Director                         -0-               0%
------------------------------------------------------ ---------------------- ------------ ------------------------
Robert Sinnott (4) Director, resigned 5-15-2005
3191 West Drake Dr.                                          3,585,574          15.78%
Chandler, AZ 85226
------------------------------------------------------ ---------------------- ------------ ------------------------
Robert B. Alexander (4) Director, resigned 5-11-2005.
                                                                -0-             25.69%     5,839,869
------------------------------------------------------ ---------------------- ------------ ------------------------
All officers & directors as a group                         15,765,311          69.37%
------------------------------------------------------ ---------------------- ------------ ------------------------


----------
(1)   The number of shares reflects common stock ownership
(2)   Percentage Ownership is based on 22,727,167 shares issued and outstanding

----------
(3) A&S Holdings Management, Ltd., One Bank Lane, c/o Ansbacher Bank, Nassau, Bahamas
(4) c/o Larrea BioSciences Corporation , 2205-13700 Mayfield Place, Richmond, British Columbia
(5)   Peter P. Smetek, Jr. is managing director of A&S Holdings Management Ltd.
(6) The shares held by A&S Management, Ltd. have been pledged as security for the one million dollar line of credit. As part of that agreement, A&S Management, Ltd has assigned its voting rights in the stock to the lender, SMI RE, Ltd. during the period the line of credit is outstanding.
(7) Mr. Smetek & Mr. Alexander are the beneficial owners of A&S Holdings Management, Ltd.
(8)   Mr. Smetek is a principal shareholder and officer of SMI RE, Ltd.

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

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock relating to options currently exercisable or exercisable within 60 days of July 15, 2005 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3) Address c/o Peter P. Smetek, Jr. 2205-13700 Mayfield Place, Richmond, British Columbia V2B 1A1, Canada.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In September of 2004 the Company entered into a line of credit agreement for up to one Million ($1,000,000) dollars with SMI RE, Inc. a Nevis corporation controlled by Peter P. Smetek, Jr., the Chief Executive Officer and a director of the Company. This line of credit had an outstanding balance of $486,981 at April 30, 2005.

The line of credit is interest only on the amounts as drawn down by the Company at an interest rate of eight (8%) percent. The loan matures on December 31, 2005. As part of the terms and conditions of the note, it is secured by all of the tangible and intangible assets of the Company.

During the fiscal year 2005, management and consulting fees totaling $100,544 were paid to officers and directors of the Company and/or companies controlled by them.

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


                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      9     Business Code of Ethical Conduct
      21    A list of all subsidiaries of the Company *
      31.1  Section 302 Certification *
      31.2  Section 302 Certification *
      32.1  Section 906 Certification *
      32.2  Section 906 Certification *

----------
*     Filed herewith.

(b)   Reports on Form 8-K

      On September 21, 2004, the Company filed a current report announcing the entry into a definitive amended agreement to acquire all of the shares of common stock of Global Botanics, Inc. in exchange for 3,500,000 shares of common stock of the Company. The amendment deleted the paragraphs related to the grant of an option to purchase an additional 3,000,000 shares at an option price of $2.00 per share. The current report also announced the execution of an acquisition agreement to acquire 100% of the stock of LarreaRx, Inc. at a share exchange ratio of 5.5 to one, estimated to require the issuance of 3,100,000 shares.

      On November 4, 2004 the Company filed a current report on form 8-K announcing the change of control based on a transfer of existing issued shares between shareholders of the registrant. The new shareholders obtained 51% interest in the outstanding shares of the Company in exchange for a one million dollar line of credit and certain investment relations and management services.

      On December 17, 2004 the Company filed an amended current report on form 8-K/A correcting an error in the number of shares covered by the November 4, 2004 change in control announcement. The new shareholders obtained 51% interest in the outstanding shares of the Company in exchange for a one million dollar line of credit and certain investment relations and management services.

      On March 28, 2005 the Company filed an amended current report on form 8-K/A announcing the change in Company auditors effective June 21, 2004 from Madsen & Associates, Inc. to LDMB Advisors, Inc. The previous auditors resigned not due to any disputes or a dismissal effective June 21, 2004. Further, there was no disagreement with the Company's previous auditors.

      On March 29, 2005 the Company filed an amended current report on form 8-K correcting certain errors reported in the Company's 8-K previously filed on April 9, 2004 announcing the acquisition of GBI Botanics, Inc. in a share exchange transaction.

      On June 13, 2005 the Company filed a current report on form 8-K announcing the appointment of James A. Johnson as its new CFO, Secretary and director and the resignation of Richard A. Behlmann as CFO, Secretary and a member of the board of directors.

ITEM 14 - PRINCIPAL ACOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

For the years ended April 30, 2005 and 2004, the following fees were billed to Larrea by its independent registered public accounting firm, LDMB Advisors, Inc. for the fiscal year ended April 30, as follows:


--------------------------------------------------------------------------- ----------------- --------------------
Type of Service                                                                   2005               2004
--------------------------------------------------------------------------- ----------------- --------------------
Audit Fees, including its audit of Larrea's consolidated financial              $38,398             $12,840
statements and its annual report on Form 10-KSB, review of its quarterly financial statements and quarterly reports filed on Form 10-QSB, and international statutory audits.
--------------------------------------------------------------------------- ----------------- --------------------
Audit-Related Fees, including professional services rendered in                    0                   0
connection with Sarbanes-Oxley 404 readiness assistance.
--------------------------------------------------------------------------- ----------------- --------------------
Tax Fees, including fees for tax services, tax advice, transfer pricing,           0                   0
state, and international tax consultation.
--------------------------------------------------------------------------- ----------------- --------------------
All Other Fees, related to all other services including expatriation               0                   0
issues, and miscellaneous consulting and advisory services.
--------------------------------------------------------------------------- ----------------- --------------------
Total Fees (1)                                                                  $38,398             $12,840
--------------------------------------------------------------------------- ----------------- --------------------

----------
(1) The increase in 2005 fees was primarily related to services in connection with the acquisitions, increased level of business operations and compliance with the Sarbanes-Oxley Act of 2002.

The Company was advised by LDMB Advisors, Inc. that neither the firm, nor any member of its firm, have any direct or indirect financial interest in any capacity in Larrea. The members of the Company's Board of Directors believe that the payment of all fees set forth above does not prohibit LDMB Advisors, Inc. from maintaining its independence.

                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   LARREA BIOSCIENCES COPORATION


Date: July 28, 2005                                BY: /S/ PETER P. SMETEK, JR.
                                                     ---------------------------
                                                     Peter P. Smetek, Jr.  CEO

Date: July 28, 2005                                BY: /S/ JAMES A. JOHNSON
                                                     ---------------------------
                                                     James A. Johnson, CFO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: July 28, 2005                                BY: /S/ PETER P. SMETEK, JR.
                                                     ---------------------------
                                                     Peter P. Smetek, Jr.,
                                                     CEO,Director


Date: July 28, 2005                                BY: /S/ JAMES A. JOHNSON
                                                     ---------------------------
                                                     James A. Johnson, CFO,
                                                     Director

                         LARREA BIOSCIENCES CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2005

LARREA BIOSCIENCES CORPORATION

CONTENTS

APRIL 30, 2005

                                                                         PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F-1



FINANCIAL STATEMENTS
     Consolidated Balance Sheets                                         F-2
     Consolidated Statements of Operations                               F-3
     Consolidated Statements of Stockholders' Equity                     F-4
     Consolidated Statements of Cash Flows                               F-5
     Notes to the Consolidated Financial Statements                   F-6 - F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders of:
Larrea Biosciences Corporation

We have audited the accompanying consolidated balance sheets of Larrea Biosciences Corporation as at April 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audit in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We did not observe the taking of physical inventories of the Company's subsidiaries as of September 24, 2004, the date of acquisition, because that date was prior to our appointment as auditors for the subsidiary companies, and we were unable to satisfy ourselves regarding inventory quantities by means of other auditing procedures. Since inventory amounts at September 24, 2004, enter into the determination of results of operations and cash flows for the year ended April 30, 2005, we were unable to determine whether adjustments to cost of sales, net loss for the year, opening deficit and cash provided from operations might be necessary.

In our opinion, except for the effect of adjustments, if any, which we might have determined to be necessary had we been able to examine opening inventory quantities, as described in the preceding paragraph, the financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2005 and 2004 and the results of its operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ LDMB Advisors Inc.

Chartered Accountants
Langley, British Columbia, Canada
July 14, 2005

LARREA BIOSCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
AS AT APRIL 30,                                        2005              2004
--------------------------------------------------------------------------------
                                                      (Restated - see Note 4)

ASSETS

CURRENT
    Cash                                           $    31,654       $    4,500
    Accounts receivable                                 13,396           59,000
    Inventories (Note 6)                               123,869               --
    Prepaid expenses                                     3,973               --
--------------------------------------------------------------------------------
                                                       172,892           63,500

PROPERTY AND EQUIPMENT, NET (Note 7)                   109,758               --

PATENTS, NET (Note 8)                                   17,530           19,150
--------------------------------------------------------------------------------
                                                   $   300,180       $   82,650
================================================================================

LIABILITIES

CURRENT
    Accounts payable and accrued liabilities       $   110,449       $   67,800
    Due to shareholders (Note 9)                       486,981               --
--------------------------------------------------------------------------------
                                                       597,430           67,800
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (Note 10)
  Common stock, $.0001 par value
   Authorized:  100,000,000 shares
   Issued:  2005 - 22,727,167 (2004 - 16,230,760)        2,273           50,000
  Additional paid-in capital                         2,868,510        1,150,000
  Deficit                                           (3,168,033)      (1,185,150)
--------------------------------------------------------------------------------
                                                      (297,250)          14,850
--------------------------------------------------------------------------------
                                                   $   300,180       $   82,650
================================================================================

FUTURE OPERATIONS (Note 1)
COMMITMENTS (Note 13)

APPROVED BY THE DIRECTORS:

/s/ Peter P. Smetek, Jr., Director

/s/ James A. Johnson, Director

The accompanying notes are an integral part of these financial statements.

LARREA BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS




--------------------------------------------------------------------------------
FOR THE YEAR ENDED APRIL 30,                           2005              2004
--------------------------------------------------------------------------------
                                                     (Restated - see Note 4)

SALES                                              $   545,796       $  152,000

COST OF SALES                                          133,435          126,000
--------------------------------------------------------------------------------
GROSS PROFIT                                           412,361           26,000
--------------------------------------------------------------------------------

EXPENSES
    Advertising and promotion                           13,839               --
    Amortization                                        67,906              270
    Bad debts                                            5,408               --
    Bank and credit card charges                        18,862              300
    Computer services                                   57,529               --
    Foreign exchange gain                               (9,432)              --
    Interest on shareholder loans                       12,901               --
    Investor relations                                  11,956               --
    Listing and share transfer fees                      6,862               --
    Management and consulting fees                     128,815           20,000
    Office and miscellaneous                            30,049               --
    Professional fees                                   98,797           10,000
    Rent and occupancy costs                            22,706               --
    Selling expenses                                    39,017               --
    Telephone                                           10,408               --
    Travel                                              30,235               --
    Wages and benefits                                 115,728               --
--------------------------------------------------------------------------------
                                                       661,586           30,570
--------------------------------------------------------------------------------
NET LOSS                                           $  (249,225)      $   (4,570)
================================================================================

Weighted average number of shares outstanding       19,483,415       16,230,760
================================================================================

Basic and diluted loss per common share (Note 3(k))      (0.01)            0.00
================================================================================

The accompanying notes are an integral part of these financial statements.


LARREA BIOSCIENCES CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED APRIL 30, 2005
--------------------------------------------------------------------------------------------------------------------------------

                                           Common stock            Common stock
                                       --------------------       subscriptions                                        Total
                                         Number               ------------------      Additional                   Stockholders'
                                        of Shares   Amount    Number    Amount     Paid-in Capital     Deficit         Equity
      --------------------------------------------------------------------------------------------------------------------------
      Issue of common stock for cash
      on organization of the Company    4,000,000   $   400       --   $      --   $           100   $        --   $         500

      Issue of common stock for cash      997,040       100       --          --            99,604            --          99,704

      Net loss for the period                  --        --       --          --                --        (7,333)         (7,333)
      --------------------------------------------------------------------------------------------------------------------------
      Balance April 30, 2003            4,997,040       500       --          --            99,704        (7,333)         92,871

      Common stock returned
      to treasury                      (2,500,000)     (250)      --          --               250            --              --

      Stock split 6.5 for 1            13,733,720     1,373       --          --            (1,373)           --              --

      Net loss for the period                  --        --       --          --                --      (112,733)       (112,733)
      --------------------------------------------------------------------------------------------------------------------------
      Balance April 30, 2004 (Note 1)  16,230,760     1,623       --          --            98,581      (120,066)        (19,862)

      Issue of common stock for
      shares of Global Botanics, Inc.
        (Note 1)                        3,500,000    (1,623)      --          --           (98,581)      120,066          19,862
      --------------------------------------------------------------------------------------------------------------------------
                                       19,730,760        --       --          --                --            --              --
      Global Botanics, Inc.
        deficiency acquired on
        recapitalization (Note 1)              --    50,000       --          --         1,150,000    (1,185,150)         14,850

      Amount reallocated to
        additional paid-in capital             --   (48,027)      --          --            48,027            --              --

      Issue of common stock for
        shares of LarreaRx, Inc.
        (Note 5)                        2,925,907       293       --          --         1,579,990            --       1,580,283

      Common stock subscription
        on settlement of
        LarreaRx, Inc. debt                    --        --    9,091      20,000                --            --          20,000

      Related party adjustment of
        acquired LarreaRx, Inc. net
        assets to carrying value
        (Note 5)                               --        --       --          --                --    (1,733,658)     (1,733,658)

      Issue of common stock for cash       70,500         7       --          --            70,493            --          70,500

      Net loss for the period                  --        --       --          --                --      (249,225)       (249,225)
      --------------------------------------------------------------------------------------------------------------------------
      Balance April 30, 2005           22,727,167   $ 2,273    9,091   $  20,000   $     2,848,510   $(3,168,033)  $    (297,250)
      ==========================================================================================================================


The accompanying notes are an integral part of these financial statements.

LARREA BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
FOR THE YEAR ENDED APRIL 30,                          2005              2004
--------------------------------------------------------------------------------
                                                     (Restated - see Note 4)

CASH FLOWS (USED IN) PROVIDED BY:

OPERATING ACTIVITIES
    Net loss                                       $  (249,225)      $   (4,570)
    Adjustments for items not affecting cash:
        Amortization                                    67,906              270
    Changes in non-cash working capital balances:
        Accounts receivable                             45,604          (59,000)
        Inventories                                     87,306               --
        Prepaid expenses                                (3,189)              --
        Accounts payable and accrued liabilities      (238,377)          67,800
--------------------------------------------------------------------------------
                                                      (289,975)           4,500
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Secured promissory note                            441,981               --
    Common stock issued for cash                        70,500               --
--------------------------------------------------------------------------------
                                                       512,481               --
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Purchase of property and equipment                  (8,823)              --
    Net asset value deficiency acquired on
        acquisition of LarreaRx, Inc., net of cash
        acquired of $1,778                            (186,529)              --
--------------------------------------------------------------------------------
                                                      (195,352)              --
--------------------------------------------------------------------------------
INCREASE IN CASH                                        27,154            4,500

CASH, beginning                                          4,500               --
--------------------------------------------------------------------------------
CASH, ending                                       $    31,654       $    4,500
================================================================================

SUPPLEMENTAL INFORMATION Cash paid during the year to:
    Interest                                       $        --       $       --
    Income taxes                                   $        --       $       --
Non-cash transactions:
    Common stock issued to settle debt             $        --       $1,200,000
    Acquisition of patents for debt                $        --       $   19,420
    Common stock issued for acquisition
      of LarreaRx, Inc.                            $ 1,599,990       $       --


The accompanying notes are an integral part of these financial statements.

LARREA BIOSCIENCES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005
--------------------------------------------------------------------------------

1.    ORGANIZATION AND GOING CONCERN

      The Company was incorporated as Sonic Media Corp. under the laws of the State of Nevada on May 1, 2002. The Company changed its name from Sonic Media Corp. to Larrea Biosciences Corporation ("Larrea") on June 1, 2004.

      Pursuant to the terms of a stock purchase agreement dated March 24, 2004 between Global Botanics, Inc. ("Global"), Larrea and the shareholders of Global, the shareholders of Global agreed to exchange all of their shares of Global for shares of Larrea. On closing of the stock purchase agreement on August 31, 2004, Larrea acquired all of the issued and outstanding shares of Global by issuing 3,500,000 restricted common shares of Larrea to the shareholders of Global. Due to common shareholders and directors, this transaction is considered to be a capital transaction in substance rather than a business combination and is equivalent to a reverse take-over by Global.

      These consolidated financial statements are issued under the name of the legal parent Larrea but are considered a continuation of the consolidated financial statements of the legal subsidiary, Global.

      Global's major assets consist of four United States patents relating to the production and use of proprietary extracts from the plant species 'Larrea Tridentata'. These patents were acquired by Global from a company which is controlled by a former director of the Company.

      In September 2004, the Company also purchased all of the issued and outstanding shares of LarreaRx, Inc., ("LarreaRx"), (a Wyoming company licensed by Global to market its proprietary products), and its wholly-owned subsidiary Larrearx Strategies, Inc. The terms of that agreement required the company to issue 1 share for each 5.5 shares of LarreaRx, Inc. This resulted in the Company issuing 2,925,907 restricted common shares to LarreaRx's former shareholders. This transaction is considered to be a related party transaction due to common shareholders and directors. As such, the transaction has been recorded at LarreaRx's consolidated carrying value.

      The Company is now focusing its operations on manufacturing, licensing and distributing "Green" dietary supplement.

      These consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist, which raise substantial doubt upon the validity of this assumption. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company's future operations are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately have future profitable operations or generate income from its operations. The Company had a working capital deficiency of $424,538 as at April 30, 2005. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

LARREA BIOSCIENCES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005
--------------------------------------------------------------------------------

2.    RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for financial statements issued at the beginning of the next fiscal year that begins after December 15, 2005. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

      In December 2004, the FASB issued FAS 153, Exchanges of Non-Monetary Assets. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this statement should be applied prospectively, and eliminates the exception from fair-value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-Monetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement is not expected have a material effect on the consolidated financial statements.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results could differ from those estimates.

      The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below:

      (a)   Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Global Botanics, Inc., LarreaRX, Inc. and Larrearx Strategies, Inc. and the results of their operations from the dates of acquisition. All material intercompany transactions and balances have been eliminated.

      (b)   Cash and cash equivalents

            The  Company   considers  all  short-term   investments,   including
            investments in certificates of deposit, with a maturity date at purchase of three months or less to be cash equivalents.

      (c)   Revenue recognition

            Revenue is recognized when products are shipped and title passes to the independent distributor. Sales are recognized on a net sales basis, which reflects product returns and amounts billed for freight and handling costs. Freight and handling costs paid by the Company are included in cost of sales. The Company generally receives the net sales price in cash or though credit card payments at the point of sale. Related commissions and allowances for product returns are recorded when the merchandise is shipped.

            Allowances for product returns are provided at the time the product is shipped. This accrual is based upon historic return rates and the relevant return pattern, which reflects anticipated returns to be received over a period of up to thirty days following the original sale.

LARREA BIOSCIENCES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005
--------------------------------------------------------------------------------

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      (d)   Inventories

            Inventories are stated at lower of cost or market determined on the first-in, first-out basis.

      (e)   Property and equipment

            Property and equipment are recorded at cost less accumulated amortization. Annual rates of amortization are as follows:

                  Computer equipment               30% diminishing balance
                  Furniture and fixtures           20% diminishing balance
                  Display equipment                15% diminishing balance
                  Computer software                50% straight line
                  Leasehold improvements           lease term

      (f)   Patents

            The Company amortizes the cost of patents over the lesser of the life of the patent or the estimated period of benefit. The patents are being amortized over twelve years.

      (g)   Foreign currency translation

            The functional currency of the Company is the United States dollar. The Company follows the monetary/non-monetary method of accounting for the translation of foreign currency amounts into United States dollars. Under the monetary/non-monetary method, cash and other monetary assets and liabilities representing amounts owing to or by the Company are translated at the rate of exchange prevailing at the period end and the related exchange gains or losses are included in the statement of operations. Other assets and liabilities and revenue and expense items are translated at the rate prevailing when they were acquired or incurred.

      (h)   Financial instruments

            The  Company  has   estimated   the  fair  value  of  its  financial
            instruments using the following methods and assumptions:

            (i) The carrying amounts of: cash and cash equivalents; accounts receivable; and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments.

            (ii) The book values of the Company's debt owed to shareholders are considered to approximate their fair values because interest rates of those instruments approximate current rates offered to the Company.

      (i)   Income taxes

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

LARREA BIOSCIENCES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005
--------------------------------------------------------------------------------

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      (j)   Impairment of assets

            The Company evaluates the recoverability of patents whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company recognizes an impairment loss related to patents if the projected undiscounted future cash flows is less than the carrying amounts. The amount of the impairment charge, if any, is measured equal to the excess of the carrying value over the asset's fair value, generally determined using the future operating cash flows discounted at the Company's average rate of cost of funds. The assessment of the recoverability of patents will be impacted if estimated future cash flows differ from those estimates.

      (k)   Loss per share

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

            The prior year loss per share is based on Larrea Biosciences Corporation's outstanding shares at the date of recapitalization of Global Botanics, Inc.


4.    RESTATEMENT OF PRIOR YEARS

      The Company has restated its annual financial statements for the year ended April 30, 2004 to reflect the following adjustments:

                                   AS PREVIOUSLY
                                      REPORTED     ADJUSTMENTS      RESTATED
--------------------------------------------------------------------------------

     At September 24, 2004:
         Patents                   $     986,111   $  (980,580)(a) $    19,150
                                                   $    13,619 (b)
         Deficit                   $    (218,189)  $  (980,580)(a) $(1,185,150)
                                                   $    13,619 (b)

     For the year ended September 24, 2004:
         Amortization              $      13,889   $   (13,619)(b) $       270
         Loss on debt settlement   $     200,000   $  (200,000)(c) $        --
================================================================================

(a) The Company has restated its 2004 financial statements to reflect a change in the method of accounting for its purchase of patents from Larrea Corp. Ltd. The Company has determined that the transaction is a related party transaction due to common shareholders and directors. As such, the transaction has been recorded at Larrea Corp. Ltd's carrying value.
(b) The Company has reduced the amortization of the patents as a result of the reduction of the carrying value of the patents.
(c) The loss on the settlement of the debt related to the purchase of the patents has been eliminated on the reduction of the transaction to its carrying value.

LARREA BIOSCIENCES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005
--------------------------------------------------------------------------------

5.    ACQUISITION

      On August 26, 2004, the Company entered into an acquisition agreement with the shareholders of LarreaRx, Inc. ("LarreaRx"), a private Wyoming corporation pursuant to which the Company acquired all of the issued and outstanding shares of LarreaRx and its wholly-owned subsidiary, Larrearx Strategies, Inc. The terms of the agreement required the Company to issue one (1) share for each five and one half (5.5) shares of LarreaRx. Due to common shareholders and directors, the transaction is considered to be a related party transaction and the purchase amounts have been recorded at LarreaRx's consolidated carrying values.

      The Company issued 2,925,907 common shares and is committed to issue a further 9,091 common shares with respect to the purchase. The Company has recorded the carrying value of LarreaRx with an acquisition consummation date of September 24, 2004.

      The LarreaRx acquisition was recorded by the purchase method with the results of LarreaRx consolidated with the Company's from the date of acquisition on September 24, 2004. The carrying value of LarreaRx was allocated to the net assets acquired as follows:

      Carrying value of assets acquired:
         Inventories                                               $   211,175
         Other current assets                                            2,562
         Property and equipment, net                                   169,565
         Accounts payable                                             (281,026)
         Due to shareholders                                           (45,000)
         Other current liabilities assumed                            (210,944)
         Related party adjustment of excess purchase price
           charged to deficit                                        1,753,951
      ------------------------------------------------------------------------
                                                                   $ 1,600,283
      ========================================================================
      Consideration:
         Common shares                                             $ 1,600,283
      ========================================================================

6.    INVENTORIES

      Inventories consist primarily of finished goods available for resale and are categorized as follows:

                                                      2005             2004
      ------------------------------------------------------------------------

      Resin                                        $    30,048     $        --
      Virastatin products                               49,549              --
      Literature, promotional and others                44,272              --
      ------------------------------------------------------------------------
                                                   $   123,869     $        --
      ========================================================================

LARREA BIOSCIENCES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005
--------------------------------------------------------------------------------

7.    PROPERTY AND EQUIPMENT

                                                      2005             2004
      --------------------------------------------------------------------------

      Computer equipment                           $    73,174     $        --
      Computer software                                 63,524              --
      Display equipment                                    984              --
      Furniture and fixtures                            30,094              --
      Leasehold improvements                             7,998              --
      --------------------------------------------------------------------------
                                                       175,774              --
      Accumulated amortization                         (66,016)             --
      --------------------------------------------------------------------------
                                                   $   109,758     $        --
      ==========================================================================

8.    PATENTS

                                                                 NET
                                        ACCUMULATED   ------------------------
                             COST      AMORTIZATION       2005        2004
      --------------------------------------------------------------------------
      Patents           $      19,420  $      1,890   $    17,530   $   19,150
      --------------------------------------------------------------------------

9.    DUE TO SHAREHOLDERS

                                                      2005            2004
      --------------------------------------------------------------------------

      Shareholders and directors:
         Secured promissory (a)                    $   441,981     $        --
         Unsecured advances (b)                         45,000              --
      --------------------------------------------------------------------------
                                                   $   486,981     $        --
      ==========================================================================

      (a) The Company has obtained a line of credit of up to $1,000,000 through a major shareholder.

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

            Advances under the note bear interest at 8% per annum. The note is repayable on the following terms:

            (i) The principal amount and interest are due and payable in equal monthly instalments of $15,000 on the last day of each month, beginning November 30, 2004 and continuing through December 31, 2005. After that date, the unpaid principal balance and interest are payable in equal monthly instalments of $25,000 on the last day of each month, beginning April 30, 2005 and continuing until the principal amount and accrued unpaid interest have been paid in full or the note becomes due. All outstanding principal and interest will be due and payable on December 31, 2005. Payments will be applied first to accrued interest and the remainder to reduction of the principal amount.

            (ii)  Covenants under the promissory note require the Company:

                  * not sell, transfer, dispose of or create any security interest, mortgage, hypothecate, charge, lien or other encumbrance upon the collateral or any part hereof without the prior written consent of the lender;

                  *     defend the title to the  collateral  against all person;
                        and

                  * maintain the level of collateral at a minimum of 150% of the amount outstanding under the loan.

            At the balance sheet and audit report dates, the Company has not met the required covenants.

            On April 25, 2005, the note was amended as follows:

            The note shall be an interest only note with interest due and payable in equal monthly instalments based on the outstanding principal balance at the end of each month, beginning November 30, 2004 and continuing through December 31, 2005. All outstanding principal and interest will be due and payable on December 31, 2005. Payments will be applied first to accrued interest and the remainder to reduction of the principal amount. Principal amounts may be repaid at any time without penalty.

      (b) A shareholder and former director of the Company has loaned $45,000 to the Company. The loan is unsecured, repayable on demand and bears interest at 18% per annum.

10.   STOCKHOLDERS' EQUITY

      (a)   Common stock transactions:

            During 2003, the Company completed a private placement offering of 4,000,000 common shares to its officers and directors for $500 and a registered public offering of 997,040 common shares for $99,704.

            In January 2004, the Company's officers and directors returned 2,500,000 common shares to the Company's treasury and the Company declared a 6.5 for 1 stock split.

            During 2004, 70,500 shares were sold under private placements for net proceeds of $70,500.

            In August 2004, the Company issued 3,500,000 restricted common shares in connection with the purchase of all of the issued and outstanding shares of Global Botanics, Inc.

            In  September  2004,  the  Company   commenced   issuing   2,925,907
            restricted common shares in connection with the purchase of all of the issued and outstanding shares of LarreaRx, Inc.

      (b)   Stock options

            The Company does not currently have a stock option plan.

11.   RELATED PARTY TRANSACTIONS

                                                       2005            2004
      --------------------------------------------------------------------------

      Management and consulting fees paid to
      officers and directors of the Company and/or
      companies controlled by them.                $   100,544     $        --

      Interest paid or payable to officer and
      directors of the Company and/or companies
      controlled by them.                          $    12,901     $        --

      Sales to a company with common shareholders
      and directors                                $        --     $   152,000

      Amounts included in accounts payable due to
      officers and directors of the Company and/or
      companies controlled by them.                $    23,429     $        --
      ==========================================================================

      These amounts are recorded at the exchange amount based on the amounts paid and/or received by the parties.

12.   INCOME TAXES

      Deferred tax assets and liabilities:

                                                      2005             2004
      --------------------------------------------------------------------------

      Deferred tax assets:
        Property and equipment                     $     4,358     $        --
        Operating loss carry-forwards                  143,763              --
      --------------------------------------------------------------------------
                                                       148,121              --
        Valuation allowance                           (142,161)             --
      --------------------------------------------------------------------------
                                                         5,960              --
      Deferred tax liabilities:
        Patents                                         (5,960)             --
      --------------------------------------------------------------------------
      Net deferred tax asset                       $        --     $        --
      ==========================================================================

      Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities. Due to its losses, the Company has no income tax expense.

      The Company and its subsidiaries have operating loss carry-forwards for income tax purposes at April 30, 2005 of approximately $422,834. Operating losses begin to expire in fiscal year 2015.

LARREA BIOSCIENCES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005


13.   COMMITMENTS

      (a)   Consulting agreement

            Under the terms of a consulting agreement with a company controlled by a shareholder and former director of the Company, the Company will be required to make minimum annual consulting payments as follows:

            2006                                                   $    30,000
            ====================================================================

      (b)   Operating lease

            Subsequent to April 30, 2005, the Company entered into a three year lease for premises in British Columbia. Minimum lease payments under the lease are as follows:

            2006                                                   $    12,774
            2007                                                   $    16,064
            2008                                                   $    16,683
            2009                                                   $     1,394
            ====================================================================

14.   GEOGRAPHIC INFORMATION

                                        SALES*             LONG-LIVED ASSETS
      --------------------------------------------------------------------------

      United States                $        355,196        $         17,530
      Canada                                190,600                 109,758
      --------------------------------------------------------------------------
                                   $        545,796        $        127,288
      ==========================================================================

      ----------
      * sales are attributed to the country in which the customer takes delivery.