Form 10QSB
period 2005-07-31
LARREA BIOSCIENCES CORP
filed 2005-09-20
CIK 1175594

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

|_|   FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-22773

                         LARREA BIOSCIENCES CORPORATION
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              NEVADA                                           68-0507505
 ----------------------------------------------------------------------------
 (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER NO.)
  INCORPORATION OR ORGANIZATION)

                            C/O PETER P. SMETEK, JR.
                                  4119 MONTROSE
                              HOUSTON, TEXAS 77006

                               PHONE: 832-695-0096
                                FAX: 832-285-1307
               --------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


 CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION
   13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE ISSUER WAS REQUIRED TO FILE SUCH
 REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
                                      DAYS.

                                 YES |X| NO |_|

  THE ISSUER HAD 22,727,167 SHARES OF ITS $.0001 PAR VALUE COMMON STOCK ISSUED
                      AND OUTSTANDING AS OF JULY 31, 2005.

            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)

                                 YES |_| NO |X|

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                 4

ITEM 1.  FINANCIAL STATEMENTS                                                  4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            10

ITEM. 3. CONTROLS AND PROCEDURES                                              13

PART II. OTHER INFORMATION                                                    14

ITEM 1.  LEGAL PROCEEDINGS                                                    14

ITEM 2.  CHANGES IN SECURITIES                                                14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  14

ITEM 5.  OTHER INFORMATION                                                    14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     14

         (A)   EXHIBITS (B) REPORTS ON FORM 8-K                               14

                                Table of Content

PART I - Financial Information

     Item 1 - Financial Statements

     Condensed Consolidated Financial Statements

         Balance Sheets - July 31, 2005 and April, 2005 (Audited)              4

         Statements of Operations - Three months ended July 31, 2005 and 2004  5

         Statements of Cash Flows - Three months ended July 31, 2005 and 2004  6

         Notes to Consolidated Financial Statements                            7

                                  LARREA BIOSCIENCES CORPORATION

                                   Consolidated Balance Sheets

                                 July 31, 2005 and April 30, 2005
                                           (unaudited)


                                                                         July 31,      April 30,
                                    Assets                                 2005          2005
                                                                       -----------    -----------
                                                                                       (Audited)
Current assets:
     Cash                                                              $    14,077    $    31,654
     Accounts receivable                                                    23,192         13,396
     Inventories                                                            99,304        123,869
     Prepaid expenses                                                        4,079          3,973
                                                                       -----------    -----------
         Total current assets                                              140,652        172,892
                                                                       -----------    -----------
Property and Equipment                                                     174,794        175,774
     Less accumulated depreciation                                          73,914         66,016
                                                                       -----------    -----------
         Net property and equipment                                        100,880        109,758

Patents                                                                     19,420         19,420
     Less accumulated amortization                                           2,295          1,890
                                                                       -----------    -----------
         Net patents                                                        17,125         17,530
                                                                       -----------    -----------
             Total assets                                              $   258,657    $   300,180
                                                                       ===========    ===========

                     Liabilities and Stockholders' Equity

Liabilities:
     Accounts payable and accrued expenses                             $    79,975    $   110,449
     Bank overdraft                                                         60,818             --
     Due to shareholders                                                   514,713        486,981
                                                                       -----------    -----------
             Total liabilities - current                                   655,506        597,430
                                                                       -----------    -----------
Stockholders' equity (deficit):
     Common stock, $.0001 par value.  Authorized 100,000,000 shares:
         22,727,167 shares issued and outstanding at July 31, 2005
             and April 30, 2005                                              2,273          2,273
     Additional paid-in capital                                          2,868,510      2,868,510
     Accumulated deficit                                                (3,267,632)    (3,168,033)
                                                                       -----------    -----------
             Total stockholders' equity (deficit)                         (396,849)      (297,250)
                                                                       -----------    -----------
             Total liabilities and stockholders' equity                $   258,657    $   300,180
                                                                       ===========    ===========

See accompanying notes to consolidated financial statements.

                                                                                                4

                                  LARREA BIOSCIENCES CORPORATION

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                            Three months ended July 31, 2005 and 2004
                                           (unaudited)

                                                                           2005          2004
                                                                       -----------    -----------
Sales                                                                  $   110,925    $        --

Cost of sales                                                               49,043             --
                                                                       -----------    -----------
       Gross profit                                                         61,882             --
                                                                       -----------    -----------
Selling, general and administrative expenses                               148,735         11,098
                                                                       -----------    -----------
       Operating loss                                                      (86,853)       (11,098)

Other expenses - interest expense                                          (12,746)            --
                                                                       -----------    -----------
       Net loss                                                        $   (99,599)   $   (11,098)
                                                                       ===========    ===========
Net loss applicable to common shareholders:
       Basic and diluted                                               $     (0.00)   $     (0.00)
                                                                       ===========    ===========
Weighted average common shares:
       Basic an diluted                                                 22,727,167     16,230,760
                                                                       ===========    ===========


See accompanying notes to consolidated financial statements.

                                                                                                5

                                  LARREA BIOSCIENCES CORPORATION

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Three months ended July 31, 2005 and 2004
                                           (unaudited)


                                                                           2005           2004
                                                                       -----------    -----------
Cash flows from operating activities:
    Net loss                                                           $   (99,599)   $   (11,098)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization of property and equipment            7,898             --
          Amortization of patents                                              405             --
          Write-off of property and equipments                                 980             --
          (Increase) decrease in operating assets:
             Accounts receivable                                            (9,796)            --
             Inventories                                                    24,565             --
             Prepaid expenses                                                 (106)            --
          Increase (decrease) in operating liabilities:
             Accounts payable and accrued expenses                         (30,474)        (1,118)
                                                                       -----------    -----------
                 Net cash used in operating activities                    (106,127)       (12,216)
                                                                       -----------    -----------
Cash flows from investing activities
    Advances to LarreaRx, Inc.                                                  --        (58,046)
                                                                       -----------    -----------
                 Net cash used in investing activities                          --        (58,046)
                                                                       -----------    -----------
Cash flows from financing activities:
    Common stock subscriptions                                                  --         70,500
    Net borrowing from shareholders                                         27,732             --
    Increase in bank overdrafts                                             60,818             --
                                                                       -----------    -----------
                 Net cash provided by financing activities                  88,550         70,500
                                                                       -----------    -----------
                 Net increase (decrease) in cash                           (17,577)           238

Cash at end of year                                                         31,654            138
                                                                       -----------    -----------
Cash at end of period                                                  $    14,077    $       376
                                                                       ===========    ===========
Supplemental schedule of cash flow information:
    Interest paid                                                      $        --    $        --
                                                                       ===========    ===========

See accompanying notes to consolidated financial statements.

                                                                                                6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   GENERAL

      Larrea Biosciences Corporation (the "Company"), formerly Sonic Media Corp., was incorporated under the laws of the State of Nevada on May 1, 2002. Larrea Biosciences Corporation operates as a holding company with one wholly-owned consolidated subsidiary, Larrea Rx, Inc., which is consolidated with its wholly-owned subsidiary, LarreaRx Strategies, Inc. The holding company major assets consist of four U.S. patents relating to the production and use of proprietary extracts from the plant species "Larrea Tridentata". These patents were acquired by Global from a company which is controlled by a former director of the Company. The Company is in the business of manufacturing, licensing and distributing "Green" dietary supplements.

      The Company is a result of a stock purchase agreement dated March 24, 2004, between Larrea Biosciences Corporation, a public shell company and Global Botanics, Inc. ("Global"), a privately held corporation organized under the laws of Niue. Pursuant to the terms of a stock purchase agreement between Global, Larrea and the shareholders of Global, the shareholders of Global agreed to exchange all of their shares of Global for shares of Larrea. On closing of the stock purchase agreement on August 31, 2004, Larrea acquired all of the issued and outstanding shares of Global by issuing 3,500,000 shares of restricted common stock of Larrea to the shareholders of Global. Due to common shareholders and directors, this transaction is considered to be a capital transaction in substance rather than a business combination and is equivalent to a reverse take-over by Global. In addition, Global changed its name to Larrea Biosciences Corporation. These financial statements are the continuing financial statements of Global.

      The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended July 31, 2005 are not indicative of the results that may be expected for the year ending April 30, 2006.

      As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's Form 10-KSB thereto for the year ended April 30, 2005.

      The balance sheet at April 30, 2005 has been derived from audited financial statements at that date. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the year ended April 30, 2005 and 2004 as contained in the Company's Form 10-KSB for the year ended April 30, 2005. Such financial statements should be read in conjunction with these financial statements.

(2)   USE OF ESTIMATES

      The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(3)   RECENT ACCOUNTING PRONOUNCEMENTS

      In  December  2004,  the  Financial   Accounting  Standards  Board  issued
      Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.

      The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for
      (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

      In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

(4)   GOING CONCERN

      The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $514,854 at July 31, 2005.

      The Company's ability to continue as a going concern is contingent upon its ability to implement its plan of operations and secure additional financing.

      Failure to secure such financing or implement its plan of operations may result in the Company not being able to continue as a going concern.

      The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


                         LARREA BIOSCIENCES CORPORATION

                   Notes to Consolidated Financial Statements

(5)   INDUSTRY SEGMENTS

      The Company has two reportable segments and corporate overhead. The Company's reportable segments are geographic: United States and Canada. The reportable segments are organized in separate corporations.

      Sales, operating losses for the three months ended July 31, 2005 and 2004, and identifiable assets as of July 31, 2005 and 2004, were as follows:

                                         2005               2004
                                         ----               ----
       Sales:
           United States             $   62,160          $       -
           Canada                        48,765                  -
                                        -------            -------
                                     $  110,925          $       -
                                        =======            =======
       Operating income (loss):
         United States               $  (58,077)         $       -
         Canada                         (28,056)                 -
         Corporate                       (  720)                 -
                                        -------            -------
                                     $  (86,853)         $       -
                                        =======            =======
       Identifiable assets:
         United States               $   45,095          $       -
         Canada                         126,605                  -
         Corporate                       86,957             58,422
                                        -------             -------
                                     $  258,657          $  58,422
                                        =======             ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending July 31, 2005.

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

INTRODUCTION

Last fiscal year the Company completed the acquisitions of Global Botanics, Inc.
(GBI) and LarreaRx, Inc. Global Botanics owns four US patents that relate to the production and use of proprietary extracts from the North American plant species Larrea tridentata.

The Company's products that are produced using Larreastatin(TM) include dietary supplement capsules and a topical lotion and topical spray. These products are currently manufactured and packaged under contract and sold by the Company through retail channels and direct marketing programs under the names of Shegoi and LarreaRx. Marketed as dietary supplements, these products are not FDA approved in the United States or approved by an equivalent to the FDA in any foreign jurisdiction.

The Company intends to concentrate on expanding the marketing and sales of its existing patented products. While not anticipating any significant product research expenditures within the next twelve months, the Company is seeking additional products to broaden its current product line.

Company management continues to actively integrate and consolidate the operations of the Company's recently acquired subsidiaries. As of July 31, 2005, the Company had two full-time employees and one part-time employee operating in its Vancouver, British Columbia offices. These three employees are primarily focused on sustaining the activities and operations originally established by LarreaRx, Inc. These employees are supported by part-time contractors who provide assistance in such areas as accounting, computer services, marketing, product logistics and web development. Some of the contractors are focused on supporting the company's day-to-day operations and some are engaged in the integration and consolidation activities. With integration activities substantially completed, the Company intends to reduce its reliance on contractors and hire additional employees as needed to support the Company's planned business activities.

The Company believes that current cash flow and its line of credit will not be sufficient to sustain it at its current level. The continuation of current operations and the development of new markets and additional personnel will require the Company to raise new funds either through new equity, expanding its line of credit or obtaining a new debt facility. The Company is currently seeking additional financing, however, such financing may not be available or may not be available on reasonable terms. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

The Company's business plan for the next twelve months is focused on four main areas.

      1. Integrating and consolidating the operational activities of the new acquisitions. This includes defining appropriate sales channels and eliminating duplicative activities and vendors.

      2. Expanding distribution of Larreastatin-based products directly or under license to new and existing markets in the United States and internationally. This includes seeking strategic relationships with international vendors with established markets and distribution channels in selected countries.

      3. Improving the efficiency of the day-to-day operations and selecting the appropriate vendors to position the company to manage rapid growth. This includes expanding the on-line or internet sales capabilities and negotiating better pricing on services in exchange for increased volume and potentially exclusive contracts.

      4. Broadening of Intellectual property portfolio for increased security and protection of claims, utility and processing methods both domestically and internationally.


MATERIAL TRENDS AFFECTING THE COMPANY

Larrea  has identified the following material trends affecting the Company

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

Quality & Manufacturing Improvements: An increase in the regulation of green pharmaceuticals has required manufacturers to improve their processes. The result of these improvements is an increase in the number of quality manufacturers available which is projected to create more effective competition and allow the Company to sustain its quality at lower manufacturing costs.

Negative trends:

Competition: There are an increasing number of green pharmaceuticals entering the market many of which purport to help the same conditions as the Company's products.

Differentiation: Due to the constant flow of new product and formulations of green pharmaceuticals into the market the Company must be able to differentiate its product to the market.

Regulation: There are pressures within the Food and Drug Administration ("FDA") to increase the regulation and standards of review for natural products and their formulations. Requiring clinical studies or double blind testing could force the Company to incur significant costs to make its products available to the market. Maintaining the same or similar standards as pharmaceuticals would require price increases and impact the distribution of the Company's products.

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

1. Larrea recognizes revenues from sales through its direct marketing organization on the shipment of the product. Prior to shipping all orders are prepaid either by check, money order or credit card. The customer can return the product unopened, if its condition is not satisfactory or they change their mind after placing the order. Related commissions and allowances for product returns based upon historic return rates are recorded when the merchandise is shipped. The Company historically has experienced returns of less than one percentage of sales.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2005 COMPARED TO THREE MONTHS ENDED JULY 31, 2004

Consolidated net losses for the three-month period ended July 31, 2005 were $(99,599), compared to net losses of $(11,098), for the comparable period of the prior year.

Net revenues for the three-month period ended July 31, 2005 were $110,925, compared to $0 for the three-month period ended July 31, 2004. The increase is due to the acquisition of LarreaRX, Inc. and its wholly-owned subsidiary, LarreaRX Strategies, Inc., in September 2004.

LIQUIDITY AND CAPITAL RESOURCES - AIII

Total assets at July 31, 2005 were $258,657, compared to $300,180 at April 30, 2005. Total liabilities at July 31, 2005 were $655,506, compared to $597,430 at April 30, 2005. At July 31, 2005 consolidated working capital was a deficit in the amount of $(514,854) as compared to working capital deficit of $(424,538) at April 30, 2005.

The Company's consolidated cash position at July 31, 2005 was $14,077, with a bank overdraft position of $60,818, compared to a cash position of $31,654 at April 30, 2005.

For the three months ended July 31, 2005, the Company used $(106,127) in its operating activities compared to net cash used in operating activities of $(12,216) during the same period of the prior year. We had net cash used in investing activities of $(58,046) during the three month period ended July 31, 2004, compared to no investing activities during the three month ended July 31, 2005 . Financing activities provided $88,550 compared to $ 70,500 for the same period in prior year. Included in the $$88,550 are bank overdrafts totaling $60,818.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities.

         No securities were issued during the quarter.


Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

         None.

Item 5.  Other Information

         None.

Item  6. Exhibits and Reports on Form 8-K

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

Reports on Form 8-K.

I. Current report on Form 8-K dated and filed September 20, 2005 regarding a change in independent auditors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LARREA BIOSCIENCES CORPORATION

Date:    September 20, 2005                /s/ Peter P. Smetek, Jr.
                                           -------------------------------------
                                           Peter P. Smetek, Jr.
                                           Chief Executive Officer


Date:    September 20, 2005                /s/ James A. Johnson
                                           -------------------------------------
                                           James A. Johnson
                                           Chief Financial Officer and Secretary