Form 10QSB
period 2005-10-31
LARREA BIOSCIENCES CORP
filed 2005-12-20
CIK 1175594

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

 |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                 For the quarterly period ended October 31, 2005

           |_| For the transition period from __________ to __________

                         Commission file number: 0-22773

                         LARREA BIOSCIENCES CORPORATION
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

                     NEVADA                               68-0507505
         -----------------------------------------------------------------
         (State or other Jurisdiction of             (I.R.S. Employer NO.)
          Incorporation or Organization)

                            c/o Peter P. Smetek, Jr.
                                  4119 Montrose
                              Houston, Texas 77006

                               Phone: 832-695-0096
                                Fax: 832-285-1307

         -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Check whether the issuer: (1) filed all reports required to be filed by Section
   13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

The issuer had 22,727,167 shares of its $.0001 par value Common Stock issued and outstanding as of October 31, 2005.

            Transitional Small Business Disclosure Format (check one)

                                 Yes |_| No |X|

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item. 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits (b) Reports on Form 8-K

                                Table of Content

PART I - Financial Information

      Item 1 - Financial Statements

      Condensed Consolidated Financial Statements

      Balance Sheets - October 31, 2005 and April, 2005 (Audited)

      Statements of Operations - Three and six months ended October 31, 2005 and 2004

      Statements of Cash Flows - Six months ended October 31, 2005 and 2004

      Notes to Consolidated Financial Statements

                         LARREA BIOSCIENCES CORPORATION

                           Consolidated Balance Sheets

                       October 31, 2005 and April 30, 2005
                                   (unaudited)

                                                                    October 31,     April 30,
                                    Assets                              2005           2005
                                                                    -----------    -----------
                                                                                    (Audited)
Current assets:
  Cash                                                              $    40,701    $    31,654
  Accounts receivable                                                    39,196         13,396
  Inventories                                                            99,311        123,869
  Prepaid expenses and other current assets                              20,059          3,973
                                                                    -----------    -----------
      Total current assets                                              199,267        172,892
                                                                    -----------    -----------

Property and Equipment                                                  174,794        175,774
  Less accumulated depreciation                                          81,812         66,016
                                                                    -----------    -----------
      Net property and equipment                                         92,982        109,758

Patents                                                                  19,420         19,420
  Less accumulated amortization                                           2,700          1,890
                                                                    -----------    -----------
      Net patents                                                        16,720         17,530

                                                                    -----------    -----------
          Total assets                                              $   308,969    $   300,180
                                                                    ===========    ===========


                      Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable and accrued expenses                             $   112,754    $   110,449
  Due to shareholders                                                   748,284        486,981
                                                                    -----------    -----------
          Total liabilities - current                                   861,038        597,430
                                                                    -----------    -----------

Stockholders' equity (deficit):
  Common stock, $.0001 par value.  Authorized 100,000,000 shares:
    22,727,167 shares issued and outstanding at October 31, 2005
    and April 30, 2005                                                    2,273          2,273
  Additional paid-in capital                                          2,868,510      2,868,510
  Accumulated deficit                                                (3,422,852)    (3,168,033)
                                                                    -----------    -----------
          Total stockholders' equity (deficit)                         (552,069)      (297,250)



                                                                    -----------    -----------
          Total liabilities and stockholders' equity                $   308,969    $   300,180
                                                                    ===========    ===========

          See accompanying notes to consolidated financial statements.

                         LARREA BIOSCIENCES CORPORATION

                      Consolidated Statements of Operations

              Three and six months ended October 31, 2005 and 2004
                                   (Unaudited)

                                              Three months ended October 31,   Six months ended October 31,
                                                   2005            2004            2005            2004
                                               ------------    ------------    ------------    ------------

Revenues                                       $    141,993    $    106,254    $    252,918    $    106,254

Cost of sales                                        33,154          46,291          82,197          46,291

                                               ------------    ------------    ------------    ------------
  Gross profit                                      108,839          59,963         170,721          59,963
                                               ------------    ------------    ------------    ------------


Selling, general and administrative expenses        249,469          64,183         398,204          75,190

                                               ------------    ------------    ------------    ------------
  Operating loss                                   (140,630)         (4,220)       (227,483)        (15,227)

Other expenses - interest expense                   (14,590)         (3,329)        (27,336)         (3,399)

                                               ------------    ------------    ------------    ------------
  Net loss                                     $   (155,220)   $     (7,549)   $   (254,819)   $    (18,626)
                                               ============    ============    ============    ============


Net loss applicable to common shareholders:
  Basic and diluted                            $      (0.01)   $      (0.00)   $      (0.01)   $      (0.00)

Weighted average shares
  Basic and diluted                              22,727,167      19,608,488      22,727,167      21,055,694
                                               ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                         LARREA BIOSCIENCES CORPORATION

                      Consolidated Statements of Cash Flows

                   Six months ended October 31, 2005 and 2004
                                   (unaudited)

                                                                        2005         2004
                                                                     ---------    ---------
Cash flows from operating activities:
  Net loss                                                           $(254,819)   $ (18,626)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation and amortization of property and equipment          15,796           --
       Amortization of patents                                             810        1,440
       (Increase) decrease in operating assets:
         Accounts receivable                                           (25,800)      59,000
         Inventories                                                    24,558           --
         Prepaid expenses and other current assets                     (15,106)          --
       Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                           2,305      (20,069)
                                                                     ---------    ---------
              Net cash provided by (used in) operating activities     (252,256)      21,745
                                                                     ---------    ---------

Cash flows from investing activities
  Net asset value deficiency acquired on acquisition of subsidiary          --     (174,425)
                                                                     ---------    ---------
              Net cash used in investing activities                         --     (174,425)
                                                                     ---------    ---------

Cash flows from financing activities:
  Common stock subscriptions                                                --       70,500
  Net borrowing from shareholders                                      261,303       92,395
                                                                     ---------    ---------
              Net cash provided by financing activities                261,303      162,895
                                                                     ---------    ---------

              Net increase in cash                                       9,047       10,215

Cash at end of year                                                     31,654        4,500
                                                                     ---------    ---------
Cash at end of period                                                $  40,701    $  14,715
                                                                     =========    =========

Supplemental schedule of cash flow information:
  Interest paid                                                      $      --    $      --
                                                                     =========    =========

  Non-cash investing and financing activities:
       Issuance of 3,500,000 restricted common shares for
         acquisition of Global Botanics, Inc.
       Issuance of 2,701,640 restricted common shares for acquisition of LarreaRx, Inc.

          See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)   General

      Larrea Biosciences Corporation (the "Company"), formerly Sonic Media Corp., was incorporated under the laws of the State of Nevada on May 1, 2002. Larrea Biosciences Corporation operates as a holding company with one wholly-owned consolidated subsidiary, Larrea Rx, Inc., which is consolidated with its wholly-owned subsidiary, LarreaRx Strategies, Inc. The holding company major assets consist of four U.S. patents relating to the production and use of proprietary extracts from the plant species "Larrea Tridentata". These patents were acquired by Global from a company which is controlled by the former director of the Company. The Company is in the business of manufacturing, licensing and distributing "Green" dietary supplements.

      The Company is a result of a stock purchase agreement dated March 24, 2004, between Larrea Biosciences Corporation, a public shell company and Global Botanics, Inc. ("Global"), a privately held corporation organized under the laws of Niue. Pursuant to the terms of a stock purchase agreement between Global, Larrea and the shareholders of Global, the shareholders of Global agreed to exchange all of their shares of Global for shares of Larrea. On closing of the stock purchase agreement on August 31, 2004, Larrea acquired all of the issued and outstanding shares of Global by issuing 3,500,000 shares of restricted common stock of Larrea to the shareholders of Global. Due to common shareholders and directors, this transaction is considered to be a capital transaction in substance rather than a business combination and is equivalent to a reverse take-over by Global. In addition, Global formerly changed its name to Larrea Biosciences Corporation. These financial statements are the continuing financial statements of Global.

      The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended October 31, 2005 are not indicative of the results that may be expected for the year ending April 30, 2006.

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

(4)   Going Concern

      The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $661,771 at October 31, 2005.

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

      Sales, operating losses for the six months ended October 31, 2005 and 2004, and identifiable assets as of October 31, 2005 and 2004, were as follows:

                                    2005         2004
                                 ---------    ---------
      Sales:
         United States           $ 160,454    $  68,003
         Canada                     92,464       38,251
                                 ---------    ---------
                                 $ 252,918    $ 106,254
                                 =========    =========

      Operating income (loss):
        United States            $(110,341)   $  (7,461)
        Canada                     (41,255)      (2,741)
        Corporate                  (75,887)      (5,025)
                                 ---------    ---------
                                 $(227,483)   $ (15,227)
                                 =========    =========

      Identifiable assets:
        United States            $ 117,900    $ 135,654
        Canada                     170,662      207,243
        Corporate                   20,407       33,919
                                 ---------    ---------
                                 $ 308,969    $ 376,816
                                 =========    =========

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending October 31, 2005.

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

Company management continues to actively integrate and consolidate the operations of the Company's recently acquired subsidiaries. As of October 31, 2005, the Company had two full-time employees and one part-time employee operating in its Vancouver, British Columbia offices. These three employees are primarily focused on sustaining the activities and operations originally established by LarreaRx, Inc. These employees are supported by part-time contractors who provide assistance in such areas as accounting, computer services, marketing, product logistics and web development. Some of the contractors are focused on supporting the company's day-to-day operations and some are engaged in the integration and consolidation activities. With integration activities substantially completed, the Company intends to reduce its reliance on contractors and hire additional employees as needed to support the Company's planned business activities.

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

RESULTS OF OPERATIONS

Three and Six months Ended October 31, 2005 Compared to Three and Six months Ended October 31, 2004

Consolidated net losses for the three-month period ended October 31, 2005 were $(155,220), compared to consolidated net losses of $(7,549), for the comparable period of the prior year. For the six month period ending October 31, 2005 net losses were $(254,619) as compared to $(18,626) for the comparable period last year

Net revenues for the three-month period ended October 31, 2005 were $141,993, compared to $106,254 for the three-month period ended October 31, 2004. For the six month period ending October 31, 2005 Net revenues were $252,918 as compared to $106,254 for 2004. The increase is due to the acquisition of LarreaRX, Inc. and its wholly-owned subsidiary, LarreaRX Strategies, Inc., in September 2004 and the continued growth in the distribution of our products.

Liquidity and Capital Resources -

Total assets for the six month period ending October 31, 2005 were $308,969, compared to $300,180 at April 30, 2005. Total liabilities at October 31, 2005 were $861,038, compared to $597,430 at April 30, 2005. At October 31, 2005 consolidated working capital was a deficit in the amount of $(661,771) as compared to working capital deficit of $(424,538) at April 30, 2005.

The Company's consolidated cash position at October 31, 2005 was $49,707as compared to a cash position of $31,654 at April 30, 2005.

For the six months ended October 31, 2005, the Company used $(252,256) in its operating activities compared to net cash provided in operating activities of $21,745 during the same period of the prior year. Financing activities provided $261,303 compared to $ 162,895 for the same period in prior year. The Company expects to continue to incur losses for the current fiscal year, due to limited operations. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

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

                                         LARREA BIOSCIENCES CORPORATION

Date:    November 20, 2005               /s/ Peter P. Smetek, Jr.
                                         --------------------------------------
                                         Peter P. Smetek, Jr.
                                         Chief Executive Officer


Date:    November 20, 2005               /s/ James A. Johnson
                                         --------------------------------------
                                         James A. Johnson
                                         Chief Financial Officer and Secretary