Form 10QSB
period 2006-01-31
LARREA BIOSCIENCES CORP
filed 2006-03-27
CIK 1175594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                 For the quarterly period ended January 31, 2006

      [ ] For the transition period from                to
                                         --------------    ----------------

                         Commission file number: 0-22773

                         LARREA BIOSCIENCES CORPORATION

        (Exact name of small business issuer as specified in its charter)

             NEVADA                                     68-0507505
     --------------------------------------------------------------------
     (State or other Jurisdiction of                (I.R.S. Employer NO.)
      Incorporation or Organization)


                            c/o Peter P. Smetek, Jr.
                            4119 Montrose, Suite 230
                              Houston, Texas 77006

                               Phone: 832-695-0096
                                Fax: 832-285-1307

               (Address of principal executive offices) (Zip Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

The issuer had 22,727,167 shares of its $.0001 par value Common Stock issued and outstanding as of January 31, 2006.

            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)

                                 Yes [ ]  No [X]

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Financial Statements

               Balance Sheets - January 31, 2006 and April, 2005 (Audited)

               Statements of Operations - Three and Nine Months ended January 31, 2006 and 2005

               Statements of Cash Flows - Nine months ended
               January 31, 2006 and 2005

               Notes to Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         BALANCE SHEETS - JANUARY 31, 2006 (UNAUDITED) AND APRIL, 2005
                              (AUDITED) (RESTATED)

Statements of Operations - Three and nine months ended January 31, 2006 and 2005

Statements of Cash Flows - Nine months ended January 31, 2006 and 2005

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         LARREA BIOSCIENCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       January 31, 2006 and April 30, 2005
                                   (unaudited)

                                                                            January 31,        April 30,
                                                                           ------------      ------------
                   Assets                                                      2006              2005
                                                                                              (Audited)
                                                                                              (Restated)
Current assets:
      Cash                                                                 $     12,569      $     31,654
      Accounts receivable                                                         9,030            12,205
      Inventories                                                               116,077            68,102
      Prepaid expenses and other current assets                                   3,377             3,973
                                                                           ------------      ------------
            Total current assets                                                141,053           115,934
                                                                           ------------      ------------

Property and Equipment                                                          175,774           175,774
      Less accumulated depreciation                                              71,284            38,510
                                                                           ------------      ------------
            Net property and equipment                                          104,490           137,264

Patents                                                                          19,420            19,420
      Less accumulated amortization                                               3,105             1,890
                                                                           ------------      ------------
            Net patents                                                          16,315            17,530
                                                                           ------------      ------------
                 Total assets                                              $    261,858      $    270,728
                                                                           ============      ============

        Liabilities and Stockholders' Equity

Liabilities:
      Accounts payable and accrued expenses                                $     51,615      $    120,225
      Due to shareholders                                                             -            45,000
      Short-term note payable                                                 1,035,542           441,981
                                                                           ------------      ------------
                 Total liabilities - current                                  1,087,157           607,206
                                                                           ------------      ------------

Stockholders' equity (deficit):
      Common stock, $.0001 par value. Authorized 100,000,000 shares:
            22,901,445 shares issued and outstanding at
                 January 31, 2006 and April 30, 2005                              2,290             2,290
      Additional paid-in capital                                              2,910,977         2,910,977
      Accumulated deficit                                                    (3,738,566)       (3,249,745)
                                                                           ------------      ------------
                 Total stockholders' equity (deficit)                          (825,299)         (336,478)
                                                                           ------------      ------------

                 Total liabilities and stockholders' equity                $    261,858      $    270,728
                                                                           ============      ============

See accompanying notes to consolidated financial statements.

                         LARREA BIOSCIENCES CORPORATION

                      Consolidated Statements of Operations

              Three and nine months ended January 31, 2006 and 2004
                                   (Unaudited)


                                                        Three months ended January 31,      Nine months ended January 31,
                                                            2006              2005              2006              2005
                                                        ------------      ------------      ------------      ------------

Revenues                                                $    108,641      $    213,522      $    361,559      $    319,776
Cost of sales                                                 25,217            68,342            84,166           114,633
                                                        ------------      ------------      ------------      ------------
            Gross profit                                      83,424           145,180           277,393           205,143
                                                        ------------      ------------      ------------      ------------

Operating expenses:
       Selling, general and administrative expenses          300,553           222,906           722,005           406,431

       Impairment of goodwill                                     --                --                --         1,833,114
                                                        ------------      ------------      ------------      ------------
            Total operating expenses                         300,553           222,906           722,005         2,239,545
                                                        ------------      ------------      ------------      ------------

            Operating loss                                  (217,129)          (77,726)         (444,612)       (2,034,402)

Other expenses - interest expense                            (16,873)               --           (44,209)               --
                                                        ------------      ------------      ------------      ------------
            Net loss                                    $   (234,002)     $    (77,726)     $   (488,821)     $ (2,034,402)
                                                        ============      ============      ============      ============

Net loss applicable to common shareholders:
       Basic and diluted                                $      (0.01)     $      (0.00)     $      (0.02)     $      (0.09)

Weighted average shares
       Basic and diluted                                  22,901,445        22,901,445        22,901,445        22,471,121
                                                        ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

                         LARREA BIOSCIENCES CORPORATION

                      Consolidated Statements of Cash Flows

                   Nine months ended January 31, 2006 and 2005
                                   (unaudited)

                                                                              2006             2005
                                                                                            (Restated)
Cash flows from operating activities:
     Net loss                                                              $  (488,821)     $(2,034,402)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization of property and equipment             32,774            8,237
            Amortization of patents                                              1,215            1,440
            Impairment of goodwill                                                  --        1,833,114
            (Increase) decrease in operating assets:
                 Accounts receivable                                             3,175           59,000
                 Inventories                                                   (47,975)              --
                 Prepaid expenses and other current assets                         596               --
            Increase (decrease) in operating liabilities:
                 Accounts payable and accrued expenses                         (68,610)         (20,069)
                                                                           -----------      -----------
                      Net cash used in operating activities                   (567,646)        (152,680)
                                                                           -----------      -----------

Cash flows from investing activities                                                --               --

Cash flows from financing activities:
     Common stock subscriptions                                                     --           70,500
     Proceeds from short-term borrowings                                       593,561           92,395
     Repayment of borrowing from shareholders                                  (45,000)              --
                                                                           -----------      -----------
                      Net cash provided by financing activities                548,561          162,895
                                                                           -----------      -----------

                      Net increase (decrease) in cash                          (19,085)          10,215

Cash at end of year                                                             31,654            4,500
                                                                           -----------      -----------
Cash at end of period                                                      $    12,569      $    14,715
                                                                           ===========      ===========

Supplemental schedule of cash flow information:

     Interest paid                                                         $        --      $        --
                                                                           ===========      ===========

     Non-cash investing and financing activities:
            Issuance of 3,500,000 restricted common shares for
                 acquisition of Global Botanics, Inc.                      $        --      $        --
                                                                           ===========      ===========
            Issuance of 3,100,185 restricted common shares for
                 acquisition of LarreaRx, Inc.                             $        --      $ 1,662,629
                                                                           ===========      ===========


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

      The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months period ended January 31, 2006 are not indicative of the results that may be expected for the year ending April 30, 2006.

      As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's Form 10-KSB/A thereto for the year ended April 30, 2005.

      The balance sheet at April 30, 2005 has been derived from audited financial statements at that date. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the year ended April 30, 2005 as contained in the Company's Form 10-KSB/A for the year ended April 30, 2005. Such financial statements should be read in conjunction with these financial statements.

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

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the ,financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for
      (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

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

(4)   GOING CONCERN

      The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $ 946,104 at January 31, 2006.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending January 31, 2006.

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

Company management continues to actively integrate and consolidate the operations of the Company's recently acquired subsidiaries. As of January 31, 2006, the Company had two full-time employees in its Vancouver, British Columbia offices and eleven full and part-time employees in its Houston, Texas office. These employees are primarily focused on sustaining the activities and operations originally established by LarreaRx, Inc. These employees are supported by part-time contractors who provide assistance in such areas as accounting, computer services, marketing, product logistics and web development. Some of the contractors are focused on supporting the company's day-to-day operations and some are engaged in the integration and consolidation activities. With integration activities substantially completed, the Company intends to reduce its reliance on contractors and hire additional employees as needed to support the Company's planned business activities.

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

RESULTS OF OPERATIONS

Consolidated, for the Three and Nine Months Period Ending January 31, 2006, Compared With the Year Three and Nine Months Period Ending January 31, 2005,

The revenues for the three months ending January 31, 2006 were $108,641 as compared to $213,522 for 2005. For the nine month period ending January 31, 2006 revenues were $361,559 as compared to $319,776 representing an increase of $41,783 or 13%. Cost of sales for three month period was $25,217 as compared to $68,342 and for the nine month period ending January 31, cost of sales were $64,166 as compared to $114,633 for 2005. Operating Expenses for the three month period ending January 31, were $300,553 as compared to $222,906 in 2005 and for the nine month period ending January 31, expenses were $722,005 as compared to $406,431. For the three months ending January 31, we had an operating loss of $(217,129) as compared to $(77,726) in 2005 and for the nine month period ending January we reported a loss of $(444,612) as compared to $(2,034,402) for the comparable period in 2005. The loss is attributable to an impairment expense of $1,833,114 which is related to the goodwill. We had net loss For the three months ending January 31, of $(234,002) or $(.01) per share as compared to $(77,726) for the same period last year. For the nine months ending January 31 we had a net loss of $(488,821) as compared to $(2,034,402) for the same period in 2005.

Liquidity and Capital Resources

The Company had total assets $261,858 at January 31, 2006 as compared to $$270,726 at the 2005 decrease in total assets of $$8,870. Total liabilities at January 31, were $$1,087,157 compared to $$607,206 at January 31, 2005..

For the nine month period ending January 31, 2006 our working capital was $(946,104) compared to $(491,272) at January 31, 2005.

For the nine month period ending January 31, 2006 net cash provided by (used in) operating activities was $(567,646) as compared to net cash used of $(152,680) in 2005. Net Cash provided by financing ing activities during nine month period ending January 31, 2006 was$ 548,561 as compared to $162,895 in 2005.

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

                         LARREA BIOSCIENCES CORPORATION


Date: March 24, 2006                     /s/ Peter P. Smetek, Jr.
                                         ---------------------------------------
                                         Peter P. Smetek, Jr.
                                         Chief Executive Officer


Date: March 24, 2006                     /s/ Gary D. Woerz
                                         ---------------------------------------
                                         Gary D. Woerz
                                         Chief Financial Officer and Secretary

                                INDEX TO EXHIBITS

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