Form 10QSB/A
period 2006-01-31
LARREA BIOSCIENCES CORP
filed 2006-03-30
CIK 1175594

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB A

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

                BALANCE SHEETS - JANUARY 31, 2006 (UNAUDITED) AND
                APRIL, 2005 (AUDITED) (RESTATED)

Statements of Operations - Three and nine months ended January 31, 2006 and 2005

Statements of Cash Flows - Nine months ended January 31, 2006 and 2005

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         LARREA BIOSCIENCES CORPORATION

                           Consolidated Balance Sheets

                       January 31, 2006 and April 30, 2005
                                   (unaudited)

                                                                                  January 31,             April 30,
                          Assets                                                      2006                   2005
                          ------                                                      ----                   ----
                                                                                                          (Audited)
                                                                                                          (Restated)
Current assets:
      Cash                                                                   $             12,569   $             31,654
      Accounts receivable                                                                   9,030                 12,205
      Inventories                                                                         116,077                 68,102
      Prepaid expenses and other current assets                                             3,377                  3,973
                                                                               -------------------    -------------------
            Total current assets                                                          141,053                115,934
                                                                               -------------------    -------------------

Property and Equipment                                                                    175,774                175,774
      Less accumulated depreciation                                                        71,284                 38,510
                                                                               -------------------    -------------------
            Net property and equipment                                                    104,490                137,264

Patents                                                                                    19,420                 19,420
      Less accumulated amortization                                                         3,105                  1,890
                                                                               -------------------    -------------------
            Net patents                                                                    16,315                 17,530

                                                                               -------------------    -------------------
                 Total assets                                                $            261,858   $            270,728
                                                                               ===================    ===================


           Liabilities and Stockholders' Equity
           ------------------------------------

Liabilities:
      Accounts payable and accrued expenses                                  $             51,615   $            120,225
      Due to shareholders                                                                       -                 45,000
      Short-term note payable                                                           1,035,542                441,981
                                                                               -------------------    -------------------
                 Total liabilities - current                                            1,087,157                607,206
                                                                               -------------------    -------------------

Stockholders' equity (deficit):
      Common stock, $.0001 par value.  Authorized 100,000,000 shares:
            22,901,445 shares issued and outstanding at January 31, 2006
                 and April 30, 2005                                                         2,290                  2,290
      Additional paid-in capital                                                        2,910,977              2,910,977
      Accumulated deficit                                                              (3,738,566)            (3,249,745)
                                                                               -------------------    -------------------
                 Total stockholders' equity (deficit)                                    (825,299)              (336,478)


                                                                               -------------------    -------------------
                 Total liabilities and stockholders' equity                  $            261,858   $            270,728
                                                                               ===================    ===================


See accompanying notes to consolidated financial statements.

                         LARREA BIOSCIENCES CORPORATION

                      Consolidated Statements of Operations

              Three and nine months ended January 31, 2006 and 2004
                                   (Unaudited)




                                                          Three months ended January 31,        Nine months ended January 31,
                                                             2006               2005              2006               2005
                                                       ---------------    ----------------   ---------------    ---------------
Revenues                                             $        108,641    $        213,522    $      361,559    $       319,776

Cost of sales                                                  25,217              68,342            84,166            114,633

                                                       ---------------    ----------------   ---------------    ---------------
            Gross profit                                       83,424             145,180           277,393            205,143
                                                       ---------------    ----------------   ---------------    ---------------

Operating expenses:
       Selling, general and administrative expenses           300,553             222,906           722,005            406,431
        Impairment of goodwill                                      -                   -                 -          1,833,114
                                                       ---------------    ----------------   ---------------    ---------------
            Total operating expenses                          300,553             222,906           722,005          2,239,545
                                                       ---------------    ----------------   ---------------    ---------------


            Operating loss                                   (217,129)            (77,726)         (444,612)        (2,034,402)

  Other expenses - interest expense                           (16,873)                  -           (44,209)                 -

                                                       ---------------    ----------------   ---------------    ---------------
             Net loss                                $       (234,002)   $        (77,726)   $     (488,821)   $    (2,034,402)
                                                       ===============    ================   ===============    ===============


  Net loss applicable to common shareholders:
         Basic and diluted                           $          (0.01)   $          (0.00)   $        (0.02)   $         (0.09)

  Weighted average shares
         Basic and diluted                                 22,901,445          22,901,445        22,901,445         22,471,121
                                                       ===============    ================   ===============    ===============


See accompanying notes to consolidated financial statements.

                         LARREA BIOSCIENCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Nine months ended January 31, 2006 and 2005
                                   (unaudited)



                                                                                2006                  2005
                                                                                ----                  ----
                                                                                                   (Restated)
 Cash flows from operating activities:
      Net loss                                                           $         (488,821)   $       (2,034,402)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
             Depreciation and amortization of property and equipment                 32,774                 8,237
             Amortization of patents                                                  1,215                 1,440
             Impairment of goodwill                                                       -             1,833,114
             (Increase) decrease in operating assets:
                  Accounts receivable                                                 3,175                59,000
                  Inventories                                                       (47,975)                    -
                  Prepaid expenses and other current assets                             596                     -
             Increase (decrease) in operating liabilities:
                  Accounts payable and accrued expenses                             (68,610)              (20,069)
                                                                          ------------------    ------------------
                       Net cash used in operating activities                       (567,646)             (152,680)
                                                                          ------------------    ------------------

 Cash flows from investing activities                                                     -                     -

 Cash flows from financing activities:
      Common stock subscriptions                                                          -                70,500
      Proceeds from short-term borrowings                                           593,561                92,395
      Repayment of borrowing from shareholders                                      (45,000)                    -
                                                                          ------------------    ------------------
                       Net cash provided by financing activities                    548,561               162,895
                                                                          ------------------    ------------------

                       Net increase (decrease) in cash                              (19,085)               10,215

 Cash at end of year                                                                 31,654                 4,500
                                                                          ------------------    ------------------
 Cash at end of period                                                   $           12,569    $           14,715
                                                                          ==================    ==================

 Supplemental schedule of cash flow information:
      Interest paid                                                      $                -    $                -
                                                                          ==================    ==================

      Non-cash investing and financing activities:
             Issuance of 3,500,000 restricted common shares for
                  acquisition of Global Botanics, Inc.                   $                -    $                -
                                                                          ==================    ==================
             Issuance of 3,100,185 restricted common shares for
                  acquisition of LarreaRx, Inc.                          $                -    $        1,662,629
                                                                          ==================    ==================

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


Liquidity and Capital Resources


The Company had total assets $261,858 at January 31, 2006 as compared to $$270,726 at the 2005 decrease in total assets of $$8,870. Total liabilities at January 31, were $$1,087,157 compared to $$607,206 at January 31, 2005.

For the nine month period ending January 31, 2006 our working capital was $(946,104) compared to $(491,272) at January 31, 2005.

For the nine month period ending January 31, 2006 net cash provided by (used in) operating activities was $(567,646) as compared to net cash used of $(152,680) in 2005. Net Cash provided by financing activities during nine month period ending January 31, 2006 was$ 548,561 as compared to $162,895 in 2005.



ITEM 3. CONTROLS AND PROCEDURES

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the disclosure controls and procedures as of the filing date of this Interim Report on Form 10-QSB A. Based on their evaluation, the chief executive officer and chief financial officer have concluded that as of the evaluation date, the disclosure controls and procedures are effective to ensure that all material information required to be filed in this Interim Report on Form 10-QSB A has been made known to them.

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




                         LARREA BIOSCIENCES CORPORATION




Date:    March 30, 2006               /s/ Peter P. Smetek, Jr.
                                         --------------------------------------
                                         Peter P. Smetek, Jr.
                                         Chief Executive Officer


Date:    March 30, 2006               /s/ Gary D. Woerz
                                         --------------------------------------
                                         Gary D. Woerz
                                         Chief Financial Officer and Secretary