Form 10KSB/A
period 2005-04-30
LARREA BIOSCIENCES CORP
filed 2006-04-11
CIK 1175594

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED APRIL 30, 2005

                                       Or

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            C/O PETER P. SMETEK, JR.

                         4119 Montrose Blvd., Suite 230
                              Houston, Texas 77006

                               Phone: 832-695-0096
                                Fax: 832-285-1307

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                     (None)

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK, $.0001 PAR VALUE
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form and no disclosure will be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Registrant had $ 545,796 in revenues for the most recent fiscal year.

As of July 5, 2005, Registrant had 22,727,167 shares of its $.0001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of approximately $ 1,184,025. This calculation is based upon the closing sales price of $0.17 per share on July 5, 2005.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     (None)

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                   TABLE OF CONTENTS AND CROSS REFERENCE SHEET

                                                                           PAGE

PART I

Item 1     Description of Business                                           2
Item 2     Description of Property                                           6
Item 3     Legal Proceedings                                                 7
Item 4     Submission of Matters to a Vote of Security Holders               7

PART II

Item 5     Market for Common Equity and Related Stockholder Matters          7
Item 6     Management's Discussion and Analysis and Plan of Operations       8
Item 7     Financial Statements                                             11
Item 8     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                              11
Item 8A    Controls and Procedures                                          12

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                12
Item 10    Executive Compensation                                           13
Item 11    Security Ownership of Certain Beneficial Owners and
           Management                                                       14
Item 12    Certain Relationships and Related Transactions                   15

PART IV

Item 13    Exhibits and Reports on Form 8-K                                 15

Item 14    Principal Accountant Fees & Services                             16

                                     PART I

This Form 10-KSB/A contains forward looking statements relating to the development of the Company's products and services and future operation results, including statements regarding the Company that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe," "expect," "anticipate," "intend," variations of such words, and similar expressions, identify forward looking statements, but their absence does not mean that the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include the progress and costs of the development of products and services and the timing of the market acceptance.

ITEM 1 - BUSINESS

GENERAL

The following statements are as of April, 2005:

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

To produce Larreastatin(TM), Larrea plant material is harvested from native stands of the plant growing in the Sonora Desert. The environmentally sensitive harvesting methods do not kill or permanently damage the Larrea plants, thereby providing a sustainable natural resource. To minimize capital investment, the Company currently out sources the manufacturing of Larreastatin(TM) resin to Pioneer Laboratories (Tonopah, AZ), which extracts and processes the plant material using the Company's proprietary methods. Pioneer has current resin production capacity to satisfy the needs of approximately 666,000 finished dietary supplement bottles per month (60 capsules/bottle). The Company feels its current suppliers and contractors can supply sufficient product and handle the volumes necessary to meet the Company's expectations over the next 24 months.

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

CURRENT MARKET OPPORTUNITIES INCLUDE:

- Healthy individuals General health and antioxidant activity.
- Aging Individuals Anti-aging, health a beauty needs.
- Elderly Individuals Shingles, Post-herpetic Neuralgia and other age-related conditions.
- Female Individuals Cosmetics, health and beauty needs.
- Sexually Active Individuals Supports and promotes health benefits from the impact of the Herpes and Papilloma viruses.

- Immune Compromised individuals (suffering from opportunistic infections) AID's infected individuals with Kaposi's sarcoma, Genital herpes, Cytomegalovirus, transplant patients, etc.

MARKET EXPANSION OPPORTUNITIES INCLUDE:
- Aged Related Diseases Cancer, Heart Disease, Liver Disease, Arthritis, etc.
- Neurodegenerative Diseases Multiple Sclerosis, Alzheimer's, etc.
- Infections Viral Infections, Bacterial Infections, Fungal Infections, etc.
- Dental Applications Canker Sores, Gingivitis, etc.
- Sports Injury Applications Joint Pain and Inflammation
- Cosmetics and Cosmetic Surgery Applications Scar Reduction, Anti-Wrinkle, etc.
- Skin Applications Eczema, Psoriases, Cold Sores, Viral Warts, Shingles
- Veterinary Applications.

FISCAL YEAR 2005 PERFORMANCE OVERVIEW

The Company increased revenue in the year ended April 30, 2005, to $513,952 from the year earlier level of $152,000.

The Company incurred a net loss of $2,064,595 as compared to $4,570 for the year ended April 30, 2004. Management and consulting fees increased by $108,815 for the year ended April 30, 2005. The increase was due to an increase in the number of outside consultants utilized during the year.

Professional fees, which include legal and audit fees, increased by $88,797 for the year ended April 30, 2005. Legal and accounting expenses relate to financial and regulatory requirements.

Loss per share was $.10 in 2005 compared to $.00 in 2004. The increasing loss per share was due to the increase in the loss during the 2005 fiscal year. The weighted average number of shares outstanding for the years ending April 30, 2005 and 2004 was 20,471,121 and 16,230,760, respectively.

Stockholder deficiency at April 30, 2005 was $336,478 compared to stockholder deficiency of $19,862 at April 30, 2004.

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

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS; RECENT SALES OF UNREGISTERED SECURITIES

(a) MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION - Common stock of Larrea BioSciences Corporation is traded on the NASD's Over the Counter Bulletin Board under the symbol "LRRA."

The table shows the high and low bid and ask of the Company's common stock as reported for each quarter during the last two fiscal years:

       Fiscal                       2004-2005              2003-2004
       Quarter                    High       Low        High       Low
----------------------            ----       ----       ----       ----
1st (ended July 31)               1.15       0.95       0.10       0.10
2nd (ended October 31)            0.48       0.48       0.25       0.20
3rd (ended January 31)            0.25       0.23       1.66       0.25
4th (ended April 30)              0.54       0.32       1.42       1.02

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

Going forward, management has set the following long-term goals to achieve over the next twelve months:

- Expanded distribution of Larreastatin-based products for license to nutriceutical, cosmeceutical, pharmaceutical and veterinary markets

- Increase the Companies portfolio of products and broaden the intellectual property portfolio for increased security and protection of claims, utility and processing methods

The Company believes current cash flow and its existing line of credit may not be sufficient to sustain it at its current level of operations for the next twelve months. Moreover, the development and implementation of new marketing plans and additional personnel will require the Company to raise new capital either through the issuance of new equity, expanding its line of credit or obtaining a new debt facility.

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

The directors and executive officers of the Company are as follows:

                            Year First Elected As        Position Held with the
Name                        an Officer Or Director  Age  Registrant                Family Relationship
--------------------------  ----------------------  ---  ------------------------  -------------------
Peter P. Smetek, Jr.        2004                    61   CEO, Director             None

James A. Johnson            2005                    66   CFO, Secretary, Director  None


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

                           SUMMARY COMPENSATION TABLE

                                                    Annual Compensation (1) (2)
                                                    ---------------------------
                                      Fiscal Year
Name and Principal Position              Ended        Salary          Bonus
-----------------------------------   -----------   ------------   ------------
Peter P. Smetek, Jr., CEO, Director       2005        $68,500          -0-
                                          2004          n/a            -0-
                                          2003          n/a            -0-

James A. Johnson,                         2005          n/a            -0-
CFO, Secretary and Director               2004          n/a            -0-
                                          2003          n/a            -0-

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

Names and Address(1)                                   Number of Shares (1)   Percentage   Beneficially Owned (2)
-----------------------------------------------------  --------------------   ----------   ----------------------
A&S Holdings Management Ltd.(3)(4)(6)                       11,679,737             (7)

Peter Smetek, Chairman, CEO(3)(7)(8)
                                                               500,000          27.89%           5,839,868

James Johnson, CFO, Secretary, Director                            -0-              0%

Robert Sinnott (4) Director, resigned 5-15-2005
3191 West Drake Dr.                                          3,585,574          15.78%
Chandler, AZ 85226

Robert B. Alexander (4) Director, resigned 5-11-2005.
                                                                   -0-          25.69%           5,839,869

All officers & directors as a group                         15,765,311          69.37%

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

(3) Address c/o Peter P. Smetek, Jr. 4119 Montrose Blvd., Suite 230, Houston, Texas 77006.

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

None

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

FEES PAID TO OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For the years ended April 30, 2005 and 2004, the following fees were billed to Larrea by its independent registered public accounting firm, LDMB Advisors, Inc. for the fiscal year ended April 30, as follows:

Type of Service                                                             2005       2004
------------------------------------------------------------------------   -------   --------
Audit Fees, including its audit of Larrea's consolidated financial         $38,398    $12,840
statements and its annual report on Form 10-KSB, review of its quarterly financial statements and quarterly reports filed on Form 10-QSB, and international statutory audits.

Audit-Related Fees, including professional services rendered in                  0          0
connection with Sarbanes-Oxley 404 readiness assistance.

Tax Fees, including fees for tax services, tax advice, transfer pricing,         0          0
state, and international tax consultation.

All Other Fees, related to all other services including expatriation             0          0
issues, and miscellaneous consulting and advisory services.

Total Fees (1)                                                             $38,398    $12,840

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

                          LARREA BIOSCIENCES CORPORATION

    Date: April 7, 2006                      BY:  /S/ PETER P. SMETEK, JR.
                                                ---------------------------
                                                Peter P. Smetek, Jr.  CEO

    Date: April 7, 2006                      BY:  /S/ GARY D. WOERZ
                                                ---------------------------
                                                Gary D. Woerz, CFO,

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Date: April 7, 2006                      BY:  /S/ PETER P. SMETEK, JR.
                                                ----------------------------
                                                Peter P. Smetek, Jr.,
                                                CEO,Director

    Date: April 7, 2006                      BY:  /S/ GARY D. WOERZ
                                                ----------------------------
                                                Gary D. Woerz, CFO,

                         LARREA BIOSCIENCES CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2005
LARREA BIOSCIENCES CORPORATION

CONTENTS

APRIL 30, 2005

                                                                         PAGE
                                                                      ----------
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS                F-1

FINANCIAL STATEMENTS
     Consolidated Balance Sheets - April 20, 2005 and 2004               F-2
     Consolidated Statements of Operations - Years ended
     April 20, 2005 and 2004                                             F-3
     Consolidated Statements of Stockholders' Equity - Years ended
     April 30, 2005 and 2004                                             F-4
     Consolidated Statements of Cash Flows - Years ended
     April 20, 2005 and 2004                                             F-5
     Notes to the Consolidated Financial Statements                   F-6 - F-13

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

                                        /s/ LDMB Advisors Inc.
                                        ----------------------------------
                                        Chartered Accountants
                                        Langley, British Columbia, Canada
                                        July 14, 2005

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

The consolidated financial statements for the year ended April 30, 2005 have been restated (see note 11).

                                        /S/ R.E. BASSIE & COMPANY
                                        ------------------------------
                                        Certified Public Accountants
                                        Houston, Texas
                                        March 17, 2006

                                    - 19A -

                 LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             April 30, 2005 and 2004


                                                                                   2005            2004
                                                                                ----------       ----------
                                                                                (Restated)       (Restated)
                            Assets

Current assets:
 Cash                                                                           $   31,654       $    4,500
 Accounts receivable, net of allowance of doubtful accounts
  of $5,408 at April 30, 2005                                                       12,205           59,000
 Inventories                                                                        68,102                -
 Prepaid expenses and other current assets                                           3,973                -
                                                                                ----------       ----------
  Total current assets                                                             115,934           63,500
                                                                                ----------       ----------

Property and equipment, net                                                        137,264                -
Patents, net of accumulated amortization of $1,890 at April 30, 2005
 and $270 at April 30, 2004                                                         17,530           19,150
                                                                                ----------       ----------
    Total assets                                                                $  270,728       $   82,650
                                                                                ==========       ==========

              Liabilities and Stockholders' Equity

Liabilities:
 Accounts payable                                                               $  120,225       $   67,800
 Due to shareholders                                                                45,000                -
 Short-term note payable                                                           441,981                -
                                                                                ----------       ----------
    Total liabilities - current                                                    607,206           67,800
                                                                                ----------       ----------

Stockholders' equity (deficit):
 Common stock, $.0001 par value.  Authorized 100,000,000 shares:
  22,901,445 shares issued and outstanding at April 30, 2005,
  and 16,230,760 at April 30, 2004                                                   2,290           50,000

 Additional paid-in capital                                                      2,910,977        1,150,000
 Accumulated deficit                                                            (3,249,745)      (1,185,150)
                                                                                ----------       ----------
    Total stockholders' equity (deficit)                                          (336,478)          14,850

                                                                                ----------       ----------
    Total liabilities and stockholders' equity                                  $  270,728       $   82,650
                                                                                ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       Years ended April 30, 2005 and 2004

                                                                                   2005             2004
                                                                                -----------      ----------
                                                                                (Restated)       (Restated)
Revenues                                                                        $   513,952      $  152,000

Cost of sales                                                                        97,830         126,000

                                                                                -----------      ----------
     Gross profit                                                                   416,122          26,000
                                                                                -----------      ----------

Operating expenses:
  Selling, general and administrative expenses                                      634,727          30,570
  Impairment expense                                                              1,833,114               -
                                                                                -----------      ----------
     Total operating expenses                                                     2,467,841          30,570
                                                                                -----------      ----------

     Operating loss                                                              (2,051,719)         (4,570)

Other income (expenses):
  Interest income                                                                        25               -
  Interest expense                                                                  (12,901)              -
                                                                                -----------      ----------

     Total other income (expenses)                                                  (12,876)              -
                                                                                -----------      ----------

     Net loss                                                                   $(2,064,595)     $   (4,570)
                                                                                ===========      ==========

  Net loss applicable to common shareholders:
    Basic and diluted                                                           $     (0.10)     $    (0.00)
                                                                                ===========      ==========
  Weighted average shares
    Basic and diluted                                                            20,471,121      16,230,760
                                                                                ===========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                       Years ended April 30, 2005 and 2004

                                                                                                            Total
                                                                               Additional                stockholders'
                                                           Common Stock         paid-in     Accumulated     equity
                                                        shares       amount     capital      deficit       (deficit)
                                                      -----------  ---------  ------------  -----------  -------------
Balance, April 30, 2003                                 4,997,040  $     500  $     99,704  $    (7,333) $      92,871

  Common shares returned to treasury                   (2,500,000)      (250)          250            -              -

    Issuance of shares for services                             -          -             -            -              -

  Stock split 6.5 for 1                                13,733,720      1,373        (1,373)           -              -

    Net loss                                                    -          -             -     (112,733)      (112,733)

                                                      -----------  ---------  ------------  -----------  -------------
Balance, April 30, 2004                                16,230,760      1,623        98,581    (120,066)        (19,862)

  Issuance of shares for the reverse merger
   with Global Botanics, Inc.                           3,500,000        350     1,079,584   (1,065,084)        14,850

  Issuance of common shares for cash                       70,500          7        70,493                      70,500

  Issuance of shares for the acquisition of
    LarreaRx, Inc. and its subsidiary, restated         3,100,185        310     1,662,319            -      1,662,629

  Net loss, as restated                                         -          -             -  (2,064,595)     (2,064,595)

                                                      -----------  ---------  ------------  -----------  -------------
Balance, April 30, 2005, as restated
                                                       22,901,445  $   2,290  $  2,910,977  $(3,249,745) $    (336,478)
                                                      ===========  =========  ============  ===========  =============

The accompanying notes are an integral part of these consolidated financial statements.

                 LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Years ended April 30, 2005 and 2004

                                                                                    2005            2004
                                                                                -----------      ----------
                                                                                 (Restated)      (Restated)
Cash flows from operating activities:
 Net loss                                                                       $(2,064,595)     $   (4,570)
 Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
   Depreciation and amortization of property and equipment                           10,983               -
   Amortization of patents                                                            1,620             270
   Impairment of goodwill                                                         1,833,114               -
   (Increase) decrease in operating assets, net of acquisition:
     Accounts receivable                                                             52,261         (59,000)
     Inventories                                                                      5,592               -
     Prepaid expenses and other current assets                                       (3,185)              -
   Increase (decrease) in operating liabilities, net of acquisition:
      Accounts payable and accrued expenses                                        (312,184)         67,800
                                                                                -----------      ----------
      Net cash provided by (used in) operating activities                          (476,394)          4,500
                                                                                -----------      ----------

Cash flows from investing activities
 Purchase of property and equipment                                                 (13,749)              -
 Cash acquired in acquisition of subsidiaries                                         7,941               -
                                                                                -----------      ----------
        Net cash (used in) investing activities                                      (5,808)              -
                                                                                -----------      ----------

Cash flows from financing activities:
 Proceeds from the sale of common stock                                              70,500               -
 Net borrowing from shareholders                                                    438,856               -
                                                                                -----------      ----------
        Net cash provided by financing activities                                   509,356               -
                                                                                -----------      ----------

        Net increase in cash                                                         27,154           4,500

Cash at end of year                                                                   4,500               -
                                                                                -----------      ----------
Cash at end of period                                                           $    31,654      $    4,500
                                                                                ===========      ==========

Supplemental schedule of cash flow information:
 Interest paid                                                                  $         -      $        -
                                                                                ===========      ==========

 Non-cash investing and financing activities:
   Common stock issued for settlement of debt                                   $         -      $1,200,000
                                                                                ===========      ==========
   Acquisition of patents                                                       $         -      $   19,420
                                                                                ===========      ==========
   Issuance of 3,100,185 restricted common shares for
      acquisition of LarreaRx, Inc. and its wholly-owned subsidiary             $ 1,662,629      $        -
                                                                                ===========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

LARREA BIOSCIENCES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION, OWNERSHIP AND BUSINESS

      The Company was incorporated as Sonic Media Corporation under the laws of the State of Nevada on May 1, 2002. The Company changed its name from Sonic Media Corporation to Larrea Biosciences Corporation ("Larrea") on June 1, 2004.

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

      Global's major assets consist of four United States patents to the production and use of proprietary extracts from the plant species `Larrea Tridentata'. These were acquired by Global from a company which is controlled by a former director of the Company.

      The Company is now focusing its operations on manufacturing, licensing and distributing "Green" dietary supplement.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LarreaRx, Inc. and Larrearx Strategies, Inc. and the results of their operations from the dates of acquisition. All material intercompany transactions and balances have been eliminated.

      CASH AND CASH EQUIVALENTS

      The Company considers all short-term investments, including investments in certificates of deposit, with a maturity date at purchase of three months or less to be cash equivalents.

      ACCOUNTS RECEIVABLE

      Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful accounts.

      INVENTORIES

      Inventories are valued at the lower-of-cost or market on a first-in, first-out basis.

      INVESTMENT SECURITIES

      The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings, and available-for-sale securities are also reported at fair value but unrealized gains and losses are shown in the caption "unrealized gains (losses) on shares available-for-sale" included in stockholders' equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date.

      PROPERTY, EQUIPMENT AND DEPRECIATION

      Property and equipment are recorded at cost less accumulated depreciation. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense. Depreciation is computed over the estimated useful lives of the assets (5-20 years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred.

      INTANGIBLE ASSETS

      SFAS No. 142 eliminates the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company adopted SFAS No. 142 effective January 1, 2002.

      IMPAIRMENT OF LONG-LIVED ASSETS

      Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. In accordance with SFAS No. 142, the expected present value of future cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, the expected present value of such assets did not exceed its carrying values and there was impairment of such assets at April 30, 2005.

      REVENUE RECOGNITION

      The Company recognizes revenue at the time of shipment of product to its customers. Sales are recognized on a net basis, which reflects product returns and amounts billed for freight and handling costs. Freight and handling costs paid by the Company are included in cost of sales. The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Related commissions and allowances for product returns are recorded when the merchandise is shipped.

      Allowances for product returns are provided at the time the product is shipped. This accrual is based upon historic return rates and the relevant return pattern, which reflects anticipated returns to be received over a period of up to thirty days following the original sale.

      INCOME TAXES

      The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.

      EARNINGS PER SHARE

      The basic net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of shares outstanding during a period.

      ADVERTISING COSTS

      The cost of advertising is expensed as incurred.

      MANAGEMENT'S ESTIMATES AND ASSUMPTIONS

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

      STOCK-BASED COMPENSATION

      The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations and to elect the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

      CONCENTRATION OF CREDIT RISK

      The Company maintains its cash with major domestic banks in amounts, which exceed the insured limit of $100,000 from time to time. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

      Trade accounts receivable subject the Company to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, the Company performs ongoing evaluations of its customer's financial condition but generally does not require collateral.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumption and/or estimation methodologies may have a material effect on the estimated fair value amounts. The interest rates payable by the Company on its notes payable approximate market rates. The Company believes that the fair value of its financial instruments comprising accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.

      NEW STANDARDS IMPLEMENTED

      In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 on January 1, 2006. Any impact on the Company's consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

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

      In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

      2. ACQUISITION

      On August 26, 2004, the Company entered into a Stock Purchase Agreement ("the Agreement") to acquire 100% of the capital stock of LarreaRx, Inc ("LarreaRx") and its wholly-owned subsidiary, Larrearx Strategies, Inc. by issuing 3,100,185 of its restricted common stock. The acquisition was considered effectively closed on September 24, 2004.

      The Company acquired LarreaRx because the LarreaRx was already in the business of manufacturing and selling products from the plant species `Larrea Tridentata.

      As required by SFAS No. 141, the Company has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $1,662,629 had been allocated at follows:

Current assets                             $      87,889
Property and equipment, net                      134,498
Goodwill                                       1,833,114
Current liabilities                             (347,872)
Due to shareholders                              (45,000)
                                           -------------
                                           $   1,662,629
                                           =============

      Revenues and expenses of LarreaRx are included in the Company's statement of operations from September 25, 2004 through April 30, 2005.

      The following unaudited pro forma data summarizes the results of operations of the Company for years ended April 30, 2005 and 2004 as if the acquisition had been completed on May 1, 2003. The pro forma data gives effect to the actual operating results prior to acquisition. The pro forma results do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred on May 1, 2003 or may be achieved in the future.

                                                 2005        2004
                                             -----------  ----------
Revenues                                     $ 1,052,844  $  152,000
Net loss                                     $  (337,319) $   (4,570)
Basic net loss per share                     $     (0.01) $     (0.0)

      3. INVENTORIES

      Inventories consist of the following at April 30, 2005 and 2004:

                                                 2005        2004
                                             -----------  ----------
Resin - raw materials                        $    30,084  $        -
Virastatin products - finish goods                38,018           -
                                             -----------  ----------
      Total inventories                      $    68,102  $        -
                                             ===========  ==========

      4. PROPERTY AND EQUIPMENT

      Property and equipment is as follows at April 30, 2005 and 2004:

                                                             2005         2004
                                                           --------     --------
Computer equipment                                         $ 73,174     $      -
Computer software                                            63,524            -
Display equipment                                               984            -
Furniture and fixtures                                       30,094            -
Leasehold improvements                                        7,998            -
                                                           --------     --------
                                                            175,774            -
Less accumulated depreciation and amortization               38,510            -
                                                           --------     --------
 Net property and equipment                                $137,264     $      -
                                                           ========     ========

      5. SHORT-TERM NOTE PAYABLE

      The Company has obtained a line of credit of up to $1,000,000 through a lender. The balance outstanding on the note at April 30, 2005 was $441,981.

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

      Advances under the note bear interest at 8% per annum. The note is repayable on the following terms:

      The principal amount and interest due and payable in equal monthly installments of $15,000 on the last day of each month, beginning November 30, 2004 and continuing through December 31, 2005. After that date, the unpaid principal balance and interest are payable in equal monthly installments of $25,000 on the last day of each month, beginning April 30, 2005 and continuing until the principal amount and accrued interest will be due and payable on December 31, 2005. Payments will be applied first to accrued interest and the remainder to reduction of the principal amount.

      Covenants under the promissory note require the Company:

      Not sell, transfer, dispose of or create any security interest, mortgage, hypothecate, charge, lien or other encumbrance upon the collateral or any part hereof without the prior written consent of the lender;

      Defend the title to the collateral against all person; and

      Maintain the level of collateral at a minimum of 150% of the amount outstanding under the loan.

      At the balance sheet and audit report dates, the Company has not met the required covenants.

      On April 25, 2005, the note was amended as follows:

      The note shall be an interest only note with interest due and payable in equal monthly installments based on the outstanding principal balance at the end of each month, beginning November 30, 2004 and continuing through December 31, 2005. All outstanding principal and interest will be due and payable on December 31, 2005. Payments will be applied first to accrued interest and the remainder to reduction of the principal amount. Principal amounts may be repaid at any time without penalty.

      As of the March 17, 2006, the Company was in default on payment on the note.

      6. INCOME TAXES

      A reconciliation of income taxes at the federal statutory rate to amounts provided for the period ended April 30, 2005 is as follows:

                                                                    April 30
                                                             ----------------------
                                                               2005          2004
                                                             ---------    ---------
Tax expense/(benefit) computed at statutory rate
for continuing operations                                    $(702,000)   $  (1,600)
Tax effect (benefit) of operating loss carryforwards
                                                               702,000        1,600
                                                             ---------    ---------
Tax expense/(benefit) for continuing operations              $       -    $       -
                                                             =========    =========

      The Company has current net operating loss carryforwards in excess of $1,066,000 as of April 30, 2005, to offset future taxable income, which expire 2025.

      Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

                                                                      April 30
                                                             ------------------------
                                                                2005          2004
                                                             ----------    ----------
Deferred tax assets:
  Net operating loss                                         $1,104,900    $  402,900
                                                             ----------    ----------

  Total deferred tax asset                                    1,104,900       402,900

  Valuation allowance                                        (1,104,900)     (402,900)
                                                             ----------    ----------
  Net deferred asset                                         $        -    $        -
                                                             ==========    ==========


      At April 30, 2005, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

      7. LEASE AGREEMENT

      The Company leases office space under a noncancellable-operating lease which expires in 2009. Future minimum lease payments under the operating lease are as follows:

   Year
 April 30,                           Amount
---------                           --------
  2006                              $ 12,774
  2007                                16,064
  2008                                16,683
  2009                                 1,394
                                    --------
                                    $ 46,915
                                    ========

8. SEGMENT INFORMATION

      Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

                                                                      April 30
                                                             ------------------------
                                                                 2005         2004
                                                             -----------   ----------
Revenues:
 United States                                               $   173,203   $  152,000
 Canada                                                          340,749            -
                                                             -----------   ----------
                                                             $   513,952   $  152,000
                                                             ===========   ==========

Income (loss) from operations:
 United States                                                (1,898,148)  $   (4,570)
 Canada                                                         (153,571)           -
                                                             -----------   ----------
                                                             $(2,051,719)  $   (4,570)
                                                             ===========   ==========
Long-lived assets:
 United States                                               $    17,530       19,150
 Canada                                                          137,264            -
                                                             -----------   ----------
                                                             $   154,794       19,150
                                                             ===========   ==========


      Sales are attributed to the country in which the customer takes delivery.

      9. GOING CONCERN

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

      The Company's future operations are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately have future profitable operations or generate income from its operations. The Company had a working capital deficiency of $491,227 at April 30, 2005. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

      10. RESTATEMENT OF 2004 FINANCIAL STATEMENTS

      The Company has restated its annual financial statements for the year ended April 30, 2004 to reflect the following adjustments:

                                             AS
                                         PREVIOUSLY
                                          REPORTED    ADJUSTMENTS         RESTATED
At April 30,, 2004:
Patents                                  $  986,111   $  (980,580)(a)  $     19,150
                                                           13,619 (b)
Deficit                                  $ (218,189)  $  (980,580)(a)  $ (1,185,150)
                                                      $    13,619 (b)
For the year ended April 30, 2004:
Amortization                             $   13,889   $    13,619 (b)  $        270
Loss on debt settlement                  $  200,000   $  (200,000)(c)  $          -

a) The Company has restated its 2004 financial statements to reflect a change in the method of accounting for its purchase of patents from Larrea Corp. Ltd. The Company has determined that the transaction is a related party transaction due to common shareholders and directors. As such, the transaction has been recorded at Larrea Corp Ltd's carrying value.

b) The Company has reduced the amortization of the patents as a result of the reduction of the carrying value of the patents.

c) The loss on the settlement of the debt related to the purchase of the patents has been eliminated on the reduction of the transaction to its carrying value.

11. RESTATEMENT OF 2005 FINANCIAL STATEMENTS

      The consolidated financial statements for the year ended April 30, 2005 have been restated as follows:

                                    AS
                                 PREVIOUSLY
                                  REPORTED    ADJUSTMENTS     RESTATED

At April 30,, 2005:
Accounts receivable              $   13,396   $    (1,191)  $    12,205
Inventories                         123,869       (55,767)       68,102
Total current assets                172,892       (56,958)      115,934
Property and equipment, net         109,758        27,506       137,264
Total assets                        300,180       (29,452)      270,728

Accounts payable and
 accrued expenses                   110,449         9,776       120,225
Total liabilities - current        597,430         9,776       607,206

Common stock                          2,273            17         2,290
Additional paid-in capital        2,868,510        42,467     2,910,977
Accumulated deficit              (3,168,033)      (81,712)   (3,249,745)
Total stockholders' equity         (279,250)      (39,228)     (336,478)
                                 ==========   ===========   ===========
For the year ended April
 30, 2005:
Sales                            $  545,796   $   (31,844)  $   513,952
Cost of sales                       133,435       (35,605)       97,830
Gross profit                        412,361         3,761       416,122

Administrative expenses             661,586       (26,859)      634,727
Impairment expense                        -     1,833,114     1,833,114
Interest income                           -            25            25
Net loss                           (249,225)   (1,815,370)   (2,064,595)
                                 ==========   ===========   ===========

                               Index to Exhibits

Exhibits
--------

9.0           Code of Ethics

21.1          List of Subsidiaries

31.1 Section 1350 As Adopted Pursuant to Section 302 of the Sarbanes-Oaxley Act of 2002

31.2 Section 1350 As Adopted Pursant to Section 302 of the Sarbanes-Oaxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant by Section 906 of the Sarbanes-Oaxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant by Section 906 of the Sarbanes-Oaxley Act of 2002