Form 10KSB/A
period 2005-04-30
LARREA BIOSCIENCES CORP
filed 2006-05-26
CIK 1175594

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                 SECOND AMENDED

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2005

                                       Or

                 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-50281

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form and no disclosure will be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Registrant had $ 545,796 in revenues for the most recent fiscal year.

As of July 5, 2005, Registrant had 22,727,167 shares of its $.0001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of approximately $ 1,184,025. This calculation is based upon the closing sales price of $0.17 per share on July 5, 2005.

State issuer's revenues for its most recent fiscal year. ____________________

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (see definition of affiliate in Rule 12b-2 of the Exchange Act.) _______________________



                       DOCUMENTS INCORPORATED BY REFERENCE
                                     (None)

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                                EXPLANATORY NOTE

Because of a clerical error, this amendment to form 10-KSB/A is being filed to replace exhibits F-1, pages 19 and 19a (Reports of Independent Registered Public Accounting Firms) in their entirety with the following audit letters.

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

/s/ LDMB Advisors Inc.

Chartered Accountants
Langley, British Columbia, Canada
August 6, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Larrea Bioscience Corporation:

We have audited the accompanying balance sheet of Larrea Bioscience Corporation as of April 30, 2005, and related statements of operations, stockholders' equity, and cash flows for the year ended April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Larrea Bioscience Corporation as of April 30, 2005, and the results of its operations and its cash flows for the year ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has limited capital. The Company's future operations are dependent upon its ability to obtain third party equity and/or debt financing and ultimately have future profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern... The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements for the year ended April 30, 2005 have been restated (see note 11).


/s/ R. E. Bassie & Co.


Houston, Texas
March 17, 2006

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LARREA BIOSCIENCES CORPORATION




Date: May 17, 2006                                BY: /S/ PETER P. SMETEK, JR.
                                                     ---------------------------
                                                     Peter P. Smetek, Jr. CEO


Date: May 17, 2006                                BY: /S/ GARY D. WOERZ
                                                     ---------------------------
                                                     Gary D. Woerz, CFO




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date: May 17, 2006                                 BY: /S/ PETER P. SMETEK, JR.
                                                      --------------------------
                                                      Peter P. Smetek, Jr.,
                                                      CEO, Director


Date: May 17, 2006                                 BY: /S/ GARY D. WOERZ
                                                      --------------------------
                                                      Gary D. Woerz, CFO