Form 10KSB
period 2006-04-30
LARREA BIOSCIENCES CORP
filed 2006-08-14
CIK 1175594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
_________________________

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission file number 0-50281

LARREA BIOSCIENCES CORPORATION
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	68-0507505
(State of Incorporation)	(I.R.S. Employer Identification No.)

4119 Montrose, Suite 230, Houston, TX	77006
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (832) 695-0096

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

At April 30, 2006, the aggregate market value based of the 7,136,134 common stock held by non-affiliates of the registrant was approximately $1,184,025. At April 30, 2006, the registrant had 22,901,445 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of Larrea Biosciences Corporation (hereinafter the "Company", "We" or the "Registrant") discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

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

The closing of the GBI transaction put the Company, through GBI, in the business of harvesting, producing and licensing Virastatin™, a multifunctional ingredient produced according to patented extraction and purification technologies from the Larrea tridentate plant. (Virastatin™ has since been renamed to Larreastatin™). Because Larreastatin™ has proven antiviral, anti-inflammatory, antimicrobial and antioxidant properties, the ingredient is beneficial in a wide variety of health and consumer products.

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

On September 21, 2004 shareholders holding a majority interest in the Company entered into an agreement with A&S Holdings Management, Ltd. (A&S) whereby A&S would acquire fifty-one percent of the outstanding shares of Larrea Biosciences Corporation in exchange for A&S obtaining for the Company a one million dollar line of credit with SMI Re Limited and providing public relations and investor relations services. This transaction resulted in a change in control of the Company.

In anticipation of completing the September 21, 2004 transaction and effective September 27, 2004, David Kalenuik resigned as an officer and director of the Company. There was no disagreement between Mr. Kalenuik and the Company relating to Larrea's operations, policies or practices. Mr. Peter P. Smetek, Jr. was appointed chief executive officer and a director and Mr. Robert Alexander was appointed to the Board of Directors. Mr. Rob Sinnott resigned as Chief Financial Officer, and effective November 1, 2004 Mr. Richard Behlmann was appointed to the position of Chief Financial Officer and Secretary of the Company. Mr. Smetek has an employment agreement with the Company. Mr. Alexander and Mr. Behlmann are no longer associated with the Company.

The Company intends to concentrate on expanding the marketing and sales of its existing patented products and does not anticipate any significant product research and development expenditures within the next twelve months, it has however entered into negotiations with other companies and individuals that have proprietary products that the Company would be interested in purchasing or licensing in order to market and distribute their products in the marketplace. Through these potential relationships the Company may expend research and Development dollars on the formulation and testing of these new products.

Company management has been actively integrating and consolidating the operations of the Company's newly acquired subsidiaries. As of April 30, 2005, the Company had one full-time and one part-time employee operating in its Richmond, British Columbia offices. These two employees are primarily focused on sustaining the activities and operations originally established by LarreaRx. These employees are supported by contractors and outsourcing organizations which provide assistance in such areas as accounting, computer services, marketing, product logistics and web development. Some of the contractors are focused on supporting the company's day-to-day operations and some are engaged in the integration and consolidation activities. With integration activities substantially completed and as sales grow, the Company intends to continue to use contractors, outsourcing organizations and hire additional employees as needed to support the Company's planned business activities.

The Company believes that current cash flow and its line of credit may be insufficient to sustain it at its current level. The development of new markets and additional personnel will further require the Company to raise new funds either through new equity, expanding its line of credit or obtaining a new debt facility.

THE PRODUCTS

The Company's current products are derived from the desert shrub Larrea tridentata. The proprietary extract from this plant, Larreastatin™, is the key ingredient in all of the Company's products, which are sold under the trade names LarreaRx™ and Shegoi™. The extract and products based on the extract are protected by four US patents: #6,039,955; #6,004,559; #5,945,106; #5,837,252. The patented extract is believed to be an effective natural treatment for herpes-related disorders and inflammatory conditions.

Larrea plans to penetrate the global market either by expanding its direct marketing and retail sales channels or through licensing arrangements with multiple marketing partners who specialize in marketing into selected countries via such specific channels. It also intends to widen its product base through new licensing agreements or outright purchase or acquisition of new products, such purchase or acquisitions will be financed through new placement of common stock or issuance of new corporate debt which will dilute current shareholders and or create new debt for the Company.

A March 2003 Reuters report states that, "The global antiviral market is forecast to grow from $8.7 billion in 2001 to $14 billion in 2007, largely due to the high incidence of viral infections and the inadequate efficacy of the drugs currently available". The family of human herpes viruses, currently with nine members, presents a good example of the extremely large potential marketplace for antiviral products. This family of contagious viruses infects almost everyone on the planet regardless of their geographic location. The best available data suggests that herpes simplex-1 (the cold sore virus) infects around 60% of the population; herpes simplex-2 (the genital herpes virus) infects around 26% of the population; varicella (the chicken pox and shingles virus) infects around 90% of the population; Epstein-Barr virus (the mononucleosis virus) infects around 60% of the population; cyomegalovirus infects around 95% of the population; and human herpes viruses 6 and 7 infect between 75 and 98% of the population. These viruses, in addition to causing classical herpes virus diseases, are now being linked as a contributing factor in the development of at least three diseases which are the leading causes of death in developed nations: heart disease, cancer and Alzheimer's disease.

Herpes virus infections have also been linked with development of other serious conditions such as, hypertension, atherosclerosis, multiple sclerosis, Bell's palsy, trigeminal neuralgia, Hodgkin's disease, lymphoma and leukemia. Many medical professionals have suggested exploring the expanded use of antiviral agents as a treatment for many of these diseases.

To produce Larreastatin™, Larrea plant material is harvested from native stands of the plant growing in the Sonora Desert. The environmentally sensitive harvesting methods do not kill or permanently damage the Larrea plants, thereby providing a sustainable natural resource. To minimize capital investment, the Company currently outsources the manufacturing of Larreastatin™ resin to Pioneer Laboratories (Tonopah, AZ), which extracts and processes the plant material using the Company's proprietary methods. Pioneer has current resin production capacity to satisfy the needs of approximately 666,000 finished dietary supplement bottles per month (60 capsules/bottle). The Company feels its current suppliers and contractors can supply sufficient product and handle the volumes necessary to meet the Company's expectations over the next 24 months.

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

Larrea Biosciences Corporation maintains a website at www.labsci.com. LarreaRx, Inc. maintains websites at www.shegoi.com and www.larrearx.com. Shegoi maintains a web site at www.shegoi.com.

STRATEGIC ALLIANCES

Larrea Biosciences will pursue opportunities for additional licensing relationships with other companies in the nutraceutical, cosmetics, pharmaceutical and network marketing industries. The proprietary extract will continue to be manufactured and produced under the control of the Company. Larrea Biosciences' strategic sub-licensing agreements overseas in markets other than the US and Canada may accelerate distribution and could result in immediate revenue from licensing fees, and ongoing revenues from product sales, royalty or resin purchases. Sub-licensees will cultivate and develop network marketing, direct sales endeavors and retail marketing in those countries with proven industry track records.

MARKETING AND SELLING

The Marketing Program Marketing and selling remain essential to building Company revenue, while affiliation and partnering further expand the potential for new growth. The objective of the Company's marketing program is to create and sustain preference and loyalty for the Company as the leading provider of proprietary Larreastatin™ resin extract.

The major marketing functions for the retail sector are performed by the Company. The Company has the overall responsibility for communications, advertising, public relations and the establishment of the retail and product information websites. Consumers can purchase LarreaRx through Whole Foods, Vitamin Cottage, selected Vitamin Worlds and other health food retailers in the United States. Puresource Inc. and Asenda Pharmaceuticals represent the products in Canada, which are distributed to various vendors such as Safeway, London Drugs, Save-On-Foods, Whole Foods, Capers, Overwaitea, Thrifty Foods and other health food stores for the retail market.

Shegoi products are available through a network distribution channel, which currently consists of nearly 200 distributors. The initial launch of the Shegoi products occurred in October, 2003. The Company is now revamping and implementing its compensation program for Multi Level Marketing, utilizing the InfoTrax suite of products rather than maintaining an in house system of marketing, accounting, and web hosting. Additional network and direct marketing outlets will be secured in the future in order to increase the powerful reach this type of marketing campaign can deliver.

THE MARKETS

Larrea Biosciences is targeting the global antiviral and dermatology markets with its Larreastatin™ based products. The global antiviral market is forecasted to grow to $14 billion by 2007, while the dermatology market is valued at $15 billion. With a major focus on herpes treatments, a market valued at approximately $1.8 billion over the next four years. There are over 100 million herpes virus suffers in North America alone. Larreastatin™-based products have demonstrated excellent results in treating conditions caused by the herpes class of viruses including cold sores, genital herpes and shingles; inflammatory conditions, including joint disorders, sinusitis, gastrointestinal disorders, psoriasis; and various microbial and fungal conditions. The Company incorporates its proprietary ingredient, Larreastatin™, into a line of nutraceutical and cosmetic products for the sale and distribution through retail and direct marketing channels. The Company provides its products primarily to customers for personal use and to healthcare practitioners.

CURRENT MARKET OPPORTUNITIES INCLUDE:

• Healthy individuals General health and antioxidant activity.
• Aging Individuals Anti-aging, health a beauty needs.
• Elderly Individuals Shingles, Post-herpetic Neuralgia and other age-related conditions.
• Female Individuals Cosmetics, health and beauty needs.
• Sexually Active Individuals Supports and promotes health benefits from the impact of the Herpes and Papilloma viruses.
• Immune Compromised individuals (suffering from opportunistic infections) AID's infected individuals with Kaposi's sarcoma, Genital herpes,
• Cytomegalovirus, transplant patients, etc.

MARKET EXPANSION OPPORTUNITIES INCLUDE:

• Aged Related Diseases Cancer, Heart Disease, Liver Disease, Arthritis, etc.
• Neurodegenerative Diseases Multiple Sclerosis, Alzheimer's, etc.
• Infections Viral Infections, Bacterial Infections, Fungal Infections, etc.
• Dental Applications Canker Sores, Gingivitis, etc. o Sports Injury Applications Joint Pain and Inflammation.
• Cosmetics and Cosmetic Surgery Applications Scar Reduction, Anti-Wrinkle, etc.
• Skin Applications Eczema, Psoriases, Cold Sores, Viral Warts, Shingles o Veterinary Applications.

FISCAL YEAR 2006 PERFORMANCE

The Company's revenues decreased from $513,392 in 2005 to $457,682 in 2006. The revenue decrease occurred due to consolidation of operations, reduction in staff, an unprofitable direct marketing compensation program and overall sales decline which occurred from the cancellation of marketing and distribution contracts with brokers in a number of regions which were overlapping geographically and highly unprofitable for the Company. Sales also decreased through the Company's sale of the primary ingredient resin product to other manufacturers and distributors by former management which were creating competing private label products which eroded the Company's margins, created competing sales against the pricing points of the Company's products and created confusion in the marketplace with a number of different brands. It is the Company's opinion that this raw material resin has been sold in the marketplace and future sale of unfinished resin will not occur and will no longer dampen Company direct sales.

EMPLOYEES

As of April 30, 2006, Larrea Biosciences had one full-time and one part-time employee. The Company's administration, sales and marketing expenses are out sourced to companies and individuals on a contract basis providing direct services based on need as sales grow

COMPETITION

There are other Larrea-based products on the market; however, these products do not produce the same therapeutic results as Larreastatin™. Also, their effectiveness is limited because the products generally are not readily absorbed into the digestive tract. More important is the fact that toxins capable of inducing liver damage have been associated with other Larrea-based products. The proprietary processing methods of Larreastatin™ provide the non-toxic quality to the Company's extract and products. Thus, key is the fact that each of the Larreastatin™-based products are formulated to achieve the highest degree of potency without the toxicity risks found in other Larrea-based products.

No toxicity has been recognized from any Company sponsored in vitro and in vivo animal studies, independent in vitro and in vivo animal studies, Company-sponsored non-controlled human clinical studies or in non-controlled human clinical studies conducted by independent researchers utilizing Larreastatin™. Likewise, no consumer use reports have indicated toxicity or adverse effects from the use of or Larreastatin™ in topical or oral form.

Additionally, no other patents cover the right to use the current proprietary extract or any other extract of larrea for the purpose of treating herpes and inflammatory conditions. The Company is in the process of expanding its current patent and product portfolio to encompass greater utility of the plant.

OPERATIONS

The Company's headquarters are in Houston, Texas and its administrative offices are located in Richmond, British Columbia. One hundred percent of the proprietary resin is produced from plants harvested in Arizona. Nearly 80% of LarreaRx's production of final product occurs in Canada and 20% of the final product are manufactured in the United States.

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

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Company has office at 2210-13700 Mayfield Place, Richmond, British Columbia V2V 2E4 and operates its administrative offices in approximately 1,850 square feet of leased space under a three-year lease, which expires in 2008. Minimum lease payments under this operating lease are approximately $8,100 in fiscal year 2005, $12,774 in 2006, $16,064 in 2007, $16,683 in 2008, and $1,394 in 2009. The Richmond office houses its administrative offices and provides sufficient space for a product demonstration area. The Company's office space is sufficient for current needs. Additional lease space is available at reasonable rates in the area if the Company requires additional space. The Company's headquarters and executive offices has been moved and is located to 4119 Montrose, Suite 230, Houston, Texas 77006. The Company has entered into a One Year lease for $37,692 and is sufficient for it's current needs. There is sufficient space available for reasonable terms in the area if the company requires additional space.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant. Prior to the change in control in September 2004, the Company's main operating subsidiary, LarreaRx, Inc., was threatened by a number of former vendors and suppliers with lawsuits seeking recovery of unpaid charges and invoices. After the change in control, the Company made a formal settlement offer to clear up outstanding claims and successfully resolved the majority of claims. The remaining unresolved claims include one small claims court lawsuit, filed in Toronto against a director Robert Alexander and the Company as "Virox." This claim is considered routine and incidental to the operation of the business and not material. No lawsuits are currently threatened or filed against or by Larrea Biosciences Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended April 30, 2006, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
The Registrant's common stock is subject to quotation on the OTC:BB under the symbol LRRA. To the best knowledge of the Registrant, there has been no active trading activity for approximately the past two years. The following table shows the high and low bid prices for the Registrant's common stock during the last two fiscal years as reported by the NASD. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	High	Low	High	Low	High	Low
First Quarter ended July 31,	$1.15	$0.05	$1.15	$0.95	$0.10	$0.10
Second Quarter ended October 31,	$0.48	$0.48	$0.48	$0.48	$0.25	$0.20
Third Quarter ended January 31,	$0.25	$0.15	$0.25	$0.23	$1.66	$0.25
Fourth Quarter ended April 30,	$0.54	$0.32	$0.54	$0.32	$1.42	$1.02

Approximate Number of Holders of Common Stock: As of July 5, 2006, there were approximately 69 shareholders of record of our common stock, and there were 22,901,445 shares of common stock issued and outstanding.

Dividend Policy

Holders of our common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. There are no restrictions in our articles of incorporation or by-laws that restrict us from declaring dividends.

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

Equity Compensation Plans

As of April 30, 2006, the Company has an equity compensation plan in place for executives and employees and contract advisors which was approved by the Company's Board at a meeting held December 19, 2005. The plan calls for 5,500,000 shares to be issued to key employees, directors, contract employees and contract advisors, which the company has retained in helping it execute its business plan. The plan is attached as an exhibit to this filing. The liabilities related to this plan have been accrued as expenses to the Company and shares have not been issued as of April 30, 2006. The plan includes provisions for shares to be issued to key employees in lieu of their being paid cash for their work for the company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS Back to Table of Contents

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Prior to April 30, 2004, the Company did not have any business operations. With the acquisition of Global Botanics, Inc. and LarreaRx, Inc. the Company began developing, marketing and selling products derived from the patents covering the extraction of Larreastatin™, the active ingredient used in the company's products, and using the marketing and distribution operations established by LarreaRx, Inc. Management intends to expand distribution and marketing of products using the Larreastatin™ resin. The Company's business plan for the next twelve months is focused on four main areas.

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

4. Broadening of Intellectual property portfolio for increased security and protection of claims, utility and processing methods both domestically and internationally. The Company will be completing several consolidation initiatives within its business operations designed to lower its cost by improving its vendor pricing and simplifying its outsourcing operations. Going forward, management has set the following long-term goals to achieve over the next twelve months:

• Expanded distribution of Larreastatin-based products for license to nutraceutical, cosmetic, pharmaceutical and veterinary markets

• Increase the Companies portfolio of products and broaden the intellectual property portfolio for increased security and protection of claims, utility and processing methods The Company believes current cash flow and its existing line of credit may not be sufficient to sustain it at its current level of operations for the next twelve months. Moreover, the development and implementation of new marketing plans and additional personnel will require the Company to raise new capital either through the issuance of new equity, expanding its line of credit or obtaining a new debt facility.

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

Negative trends
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

RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2006 COMPARED TO THE YEAR ENDED APRIL 30, 2005

The Company’s revenues for the year ended April 30, 2006, were $457,682 compared to $513,952 restated for the previous year or a decrease of $56,270. Cost of Sales for the year ended 2006 was $153,024 as compared to $97,830 for the comparable period of 2005 or an increase of $55, 194. The increase in cost of sales is directly related to the costs of our products. Selling, general and administrative expenses for the year ended April 2006 were $891,067 as compared to $634,727 last year.

The Company incurred a net loss of $663,680 as compared to $2,064,595 for the year ended April 30, 2005. The loss for 2005 included an impairment expense of $1,833,114.

Loss per share was $.03 in 2006 compared to $.10 in 2005. The reduced loss per share was due to the impairment expense booked in the 2005 fiscal year. The weighted average number of shares outstanding for the years ending April 30, 2006 and 2005 was 22,901,445 and 20,471,121, respectively.

Stockholder deficiency at April 30, 2006 was $1,000,158 compared to stockholder deficiency of $336,478 at April 30, 2005.

Going Concern Qualification

The Company's independent auditors have included an explanatory paragraph in their report on the April 30, 2006 consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern." The going concern qualification is attributable to recurring losses.

For the year ended April 30, 2006, the Company continued to experience a negative cash flow from operations, and projects that it will need additional capital to achieve its business plan. The Company believes it can raise additional funds though equity or debt financing.

Liquidity and Capital Resources

Total assets at April 30,2006 were $188,595 compared to $270,728 in 2005. Total liabilities at April 30, 2006 were $1,307,967 as compared to $607,206 in 2005. Our working capital for 2006 was a negative $1,073,753 as compared to a negative $491,272 last year. The Company’s net cash used in operating activities was $659,967 as compared to $476,394 the previous year. Net cash provided by financing activities for the year ended April, 2006 was $665,507 as compared to $509,356. The funds provided were borrowings from SMI Re Limited, which company is controlled by officers of the Company. The company’s future operations are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately have future profitable operations or generate income from its operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not b e available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management’s plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

There are no limitations in the Company's articles of incorporation on the Company's ability to borrow funds or raise funds through the issuance of restricted common stock or debt instruments. The Company's limited resources and lack of having cash-generating business operations may make it difficult to borrow funds or raise capital. These factors may have a material adverse effect on the Company's financial condition and future prospects, including the ability to execute its business plan. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Dividends and Redemption

It has been the Company's policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since the Company's inception, is expected to continue, but is subject to regular review by the Board of Directors.

Off-Balance Sheet Arrangements

As of April 30, 2006 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended April 30, 2006 and April 30, 2005 are attached to this annual report.

Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

In connection with the audit of the Company's financial statements for the fiscal year ended April 30, 2006 there were no disagreements, disputes, or differences of opinion with R.E. Bassie & Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of R.E. Bassie & Co., would have caused R.E. Bassie & Co. to make reference to the matter in its report.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Management's Report on Internal Control over Financial Reporting. Our internal control over financial reporting is a process that, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of April 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in the Internal Control - Integrated Framework issued by the COSO.

Evaluation of disclosure controls and procedures. As of April 30, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

Name	Age	Title	Date Became Executive Officer
Peter P. Smetek, Jr.	62	Chief Executive Officer and Director	09/2004
James J. Fiedler	59	Chief Financial Officer, Secretary and Director	07/2006

Officers are not elected for a fixed term of office but hold office until their successors have been elected.

Peter P. Smetek, Jr., CEO and Director, has been a Director of the Company since 2004. Mr. Smetek has 31 years experience in the securities and investment banking industry. He is the President of Smetek & Associates, Inc., a Consulting and Investment Banking Firm and is a former NASD broker dealer. He has experience as a former Vice Chairman of the Board and Director of a privately held pet food company, which grew from $12 million in sales to $240 million during his tenure, and was the Chairman and Chief Executive Officer of an oil field service company that employed as many as 180 people. He has also served on a number of boards of small start-up companies in the medical technology field, and computer technology area, one of which was an ASE listed company.

James J. Fiedler, CFO, has been a Director of the Company since July 2006. Mr. Fiedler is an experienced executive in the consulting, computer, defense systems, enterprise software, wired and wireless telecommunications (including VO and OSS systems) and cable TV industries. He has extensive experience in fund raising, IPO's and M&A's. During the last five years Mr. Fiedler has been a partner at Johnson & Fiedler Associates, a firm whose activities consist of valuation, due diligence, strategic plan review and M & A reviews of technology companies for consulting firms, fund managers and investment banks. Mr. Fiedler graduated from Kent State University, Ohio earning a BS in Math and BA in Physics.

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

Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended April 30, 2006, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with, except as follows: Mr. Peter Smetek, Jr. did not file a Form 5 for the year 2006.

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the chief executive officer of the Company for the periods set forth below.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Peter P. Smetek, Jr., CEO and President (1)	2006	96,000	---	---	---	---	---
	2005	68,500	---	---	---	---	---
James A. Johnson, CFO and Secretary (2)	2006	---	---	---	---	---	---
	2005	---	---	---	---	---	---

(1) Portions of Mr. Smetek's compensation is accrued but deferred until the Company has sufficient cash flow to pay Mr. Smetek. His employment contract with the company allows him to covert his accrued salary expense to common stock of the Company at his option.
(2) Mr. Johnson resigned as CFO in March 2006.

Compensation of Directors

Directors of the Company receive cash compensation of $10,000 per year and options to purchase common stock of the company equal to their cash fees of $10,000 per year for attendance at board meetings and are entitled to reimbursement of their reasonable expenses incurred in attending Directors Meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of July 21, 2006, the Registrant had 22,727,167 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	A & S Holdings Management, Ltd. (1)(2) c/o Larrea Biosciences Corporation 2205-13700 Mayfield Place Richmond, BC, Canada	11, 679,737 shares	51.39%
Common Stock	Peter P. Smetek, Jr., CEO and Chairman c/o Larrea Biosciences Corporation 4119 Montrose Blvd., Suite 230 Houston, TX 77006	500,000 shares	2.20%
Common Stock	James J. Fiedler, CFO c/o Larrea Biosciences Corporation 4119 Montrose Blvd., Suite 230 Houston, TX 77006	0 shares	0.00%
Common Stock	Robert Sinnott 3191 West Drake Drive Chandler, AZ 85226	3,585,574 shares	15.78%
Common Stock	All officers and directors as a group (2 people)	6,339,868 shares	27.89%
(1) Smetek & Associates, Inc., of which Mr. Smetek is the President, acts as an advisor and guarantor to A & S Holdings Management Ltd. Neither Mr. Smetek personally nor Smetek & Associates and/or its affiliates own directly shares in A & S Holding Management.
(2) The shares held by A & S Management, Ltd. have been pledged as security for the one million dollar line of credit. As part of that agreement, A & S Management, Ltd has assigned its voting rights in the stock to the lender, SMI RE, Ltd. during the period the line of credit is outstanding. Mr. Smetek is a principal shareholder and officer of SMI RE, Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Back to Table of Contents

In September of 2004 the Company entered into a line of credit agreement for up to one Million ($1,000,000) dollars with SMI RE, Inc. a Nevis corporation controlled by Peter P. Smetek, Jr., the Chief Executive Officer and a director of the Company. This line of credit had an outstanding balance of $1,131,000 at April 30, 2006. On April 30, 2006, the line of credit was extended and replaced by a forbearance note with SMI Re Limited until July 31, 2006. The note has been further extended until October 31, 2006. SMI Re Limited has agreed to extend and increase the amount of the note to the Company.

The forbearance note is interest only on the amounts as drawn down by the Company at an interest rate of eight (8%) percent. The loan matures on October 31, 2006. As part of the terms and conditions of the note, it is secured by all of the tangible and intangible assets of the Company, and 51% of the common stock pledged by A&S Holdings Management.

During the fiscal year 2006, management and consulting fees were paid to officers and directors of the Company and/or companies controlled by them. Management and consulting fees were also accrued as expenses payable to officers and directors of the Company.

The Company's management believes that the terms of these transactions are no less favorable to the Company than would have been obtained from an unaffiliated third party in similar transactions. Future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties, and will be approved by a majority of the disinterested directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-KSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
21.1	List of Subsidiaries, attached to the Company's Form 10-KSB/A filed on April 11, 2006.
10.1	2006 Stock Option Plan, filed herewith.
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant filed a Form 8-K during the last quarter of the fiscal year covered by this annual report disclosing under Item 1.01 "Entry into a Material Definitive Agreement" and a Form 8-K on June 26, 2006 with Item 4.01 "Changes in Registrant's Certifying Accountants" disclosure.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed R.E. Bassie & Co. as independent public accountant for the fiscal year ending April 30, 2006 and 2005.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by R.E. Bassie & Co. for the audit of the Registrant's annual financial statements for the years ended April 30, 2006 and April 30, 2005, and fees billed for other services rendered by R.E. Bassie & Co. during those periods.

Year Ended
	April 30, 2006	April 30, 2005
Audit fees (1)	$56,500	$38,398
Audit-related fees (2)	N/A	N/A
Tax fees (3)	N/A	N/A
All other fees	N/A	N/A
________________
(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

The Company was advised by R.E. Bassie & Co. that neither the firm, nor any member of its firm, have any direct or indirect financial interest in any capacity in Larrea. The members of the Company's Board of Directors believe that the payment of all fees set forth above does not prohibit R.E. Bassie & Co. from maintaining its independence.

Code of Ethics
The Corporation has adopted a Code of Ethics that are designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in the Registrant's SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officers and directors have not filed all reports required under Section 16(a).

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LARREA BIOSCIENCES CORPORATION

/s/ Peter P. Smetek, Jr.	/s/ James J. Fiedler
(Chief Executive Officer)	(Chief Financial Officer)
Dated: August 14, 2006	Dated: August 14, 2006
Houston, Texas	Houston, Texas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Peter P. Smetek, Jr.	/s/ James J. Fiedler
(Chief Executive Officer)	(Chief Financial Officer)
Dated: August 14, 2006	Dated: August 14, 2006
Houston, Texas	Houston, Texas

Financial Statements Back to Table of Contents

R. E. Bassie & Co.
Certified Public Accountants

6671 Southwest Freeway, Suite 550
Houston, Texas 77074
Tel: (713) 272-8500 Fax: (713) 272-8515
E-Mail: Rebassie@aol.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

The Board of Directors and Stockholders
Larrea Biosciences Corporation:

We have audited the accompanying consolidated balance sheets of Larrea Biosciences Corporation and subsidiaries as of April 30, 2006 and 2005, and related consolidated statements of operations, stockholders' equity, and cash flows for the two-year period ended April 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Larrea Biosciences Corporation and subsidiaries as of April 30, 2006 and 2005, and the results of their operations and their cash flows for the two-year period ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has limited capital. The Company’s future operations are dependent upon its ability to obtain third party equity and/or debt financing and ultimately have future profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ R. E. Bassie & Co.

Houston, Texas
May 29, 2006

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets Back to Table of Contents
April 30, 2006 and 2005

	2006	2005 (Restated)
Assets
Current assets:
Cash	$27,194	$31,654
Accounts receivable, net of allowance of doubtful accounts
of $0 at April 30, 2006 and $5,408 at April 30, 2005	4,495	12,205
Inventories	83,311	68,102
Prepaid expenses and other current assets	-	3,973
Total current assets	115,000	115,934

Property and equipment, net	57,685	137,264
Patents and trademarks, net of accumulated amortization
of $3,510 at April 30, 2006 and $1,890 at April 30, 2005	15,910	17,530
Total assets	$188,595	$270,728

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$36,490	$120,225
Due to shareholders	-	45,000
Short-term note payable	1,152,263	441,981
Total current liabilities	1,188,753	607,206

Stockholders' equity (deficit):
Common stock, $0.0001 par value. Authorized 100,000,000 shares:
22,901,445 shares issued and outstanding at April 30, 2006, and April 30, 2005	2,290	2,290
Additional paid-in capital	2,910,977	2,910,977
Accumulated deficit	(3,913,425)	(3,249,745)
Total stockholders' deficit	(1,000,158	(336,478)
Total liabilities and stockholders' equity	$188,595	$270,728

See accompanying notes are integral part of these consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations Back to Table of Contents
Years ended April 30, 2006 and 2005

	2006	2005 (Restated)

Revenues	$457,682	$513,952

Cost of sales	153,024	97,830
Gross profit	304,658	416,122

Operating expenses:
Selling, general and administrative expenses	891,067	634,727
Impairment expense	-	1,833,114
Total operating expenses	891,067	2,467,841

Operating loss	(586,409)	(2,051,719)

Other income (expenses):
Interest income	-	25
Interest expense	(73,098)	(12,901)
Other expenses	(4,173)	-
Total other income (expenses)	(77,271)	(12,876)

Net loss	$(663,680)	$(2,064,595)

Net loss applicable to common shareholders:
Basic and diluted	$(0.03)	$(0.10)

Weighted average shares:
Basic and diluted	22,901,445	20,471,121

See accompanying notes are integral part of these consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Statements of Stockholders' Equity Back to Table of Contents
For the Years Ended April 30, 2006 and 2005

			Additional		Total
	Common		paid-in	Accumulated	stockholders'
	shares	amount	capital	deficit	deficit (deficit)

Balance April 30, 2004	16,230,760	$1,623	$98,581	$(120,066)	$(19,862)

Issuance of shares for the reverse merger with Global Botanics, Inc.	3,500,000	350	1,079,584	(1,065,084)	14,850
Issuance of common shares for cash	70,500	7	70,493	-	70,500
Issuance of shares for the acquisition of LarreaRx, Inc. and subsidiary, restated	3,100,185	310	1,662,319	-	1,662,629
Net loss, as restated	-	-	-	(2,064,595)	(2,064,595)
Balance April 30, 2005, as restated	22,901,445	$2,290	$2,910,977	$(3,249,745)	$(336,478)

Net loss	-	-	-	(663,680)	(663,680)
Balance April 30, 2006	22,901,445	$2,290	$2,910,977	$(3,913,425)	$(1,000,158)

See accompanying notes are integral part of these consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows Back to Table of Contents
Years ended April 30, 2006 and 2005

	2006	2005 (Restated)
Cash flows from operating activities:
Net loss	$(663,680)	$(2,064,595)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization of property and equipment	78,598	10,983
Amortization of patents	1,620	1,620
Impairment of goodwill	-	1,833,114
(Increase) decrease of operating assets, net of acquisition:
Accounts receivable	7,710	52,261
Inventories	44,828	5,592
Prepaid expenses and other current assets	(55,084)	(3,185)
Increase (decrease) in operating liabilities, net of acquisition:
Accounts payable and accrued expenses	(73,959)	(312,184)
Net cash used in operating activities	(655,507)	(476,394)

Cash flows from investing activities:
Purchase of property and equipment	-	(13,749)
Cash acquired in acquisition of subsidiaries	-	7,941
Net cash used in investing activities	-	(5,808)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	70,500
Net borrowings from shareholder	655,507	438,856
Net cash provided by financing activities	655,507	509,356

Net increase (decrease) in cash	(4,460)	27,154
Cash at end of year	31,654	4,500
Cash at end of period	$27,194	$31,654

Supplemental schedule of cash flow information:
Interest paid	$-	$-

Non-cash investing and financing activities:
Issuance of 3,100,185 restricted common shares for
acquisition of LarreaRx, Inc. and its wholly-owned subsidiary	$-	$1,662,629

See accompanying notes are integral part of these consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements Back to Table of Contents
April 30, 2006

(1) Summary of Significant Accounting Policies

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

Global’s major assets consist of four United States patents to the production and use of proprietary extracts from the plant species ‘Larrea Tridentata’. These were acquired by Global from a company which is controlled by a former director of the Company.

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

Impairment of Long-Lived Assets

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. In accordance with SFAS No. 142, the expected present value of future cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, the expected present value of such assets did not exceed its carrying values and there was impairment of such assets at April 30, 2006.

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

Trade accounts receivable subject the Company to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, the Company performs ongoing evaluations of its customer’s financial condition but generally does not require collateral.

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

New Standards Implemented

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 on January 1, 2006. Any impact on the Company’s consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

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

The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs— an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

(2) Acquisition

On August 26, 2004, the Company entered into a Stock Purchase Agreement ("the Agreement") to acquire 100% of the capital stock of LarreaRx, Inc ("LarreaRx") and its wholly-owned subsidiary, LarreaRx Strategies, Inc. by issuing 3,100,185 of its restricted common stock. The acquisition was considered effectively closed on September 24, 2004.

The Company acquired LarreaRx because the LarreaRx was already in the business of manufacturing and selling products from the plant species ‘Larrea Tridentata.

As required by SFAS No. 141, the Company has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $1,662,629 had been allocated at follows:

Current assets	$87,889
Property and equipment, net	134,498
Goodwill	1,833,114
Current liabilities	(347,872)
Due to shareholders	(45,000)
$1,662,629

Revenues and expenses of LarreaRx are included in the Company’s statement of operations from September 25, 2004 through April 30, 2005.

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

	2005	2004
Revenues	$1,052,844	$152,000
Net loss	$(337,319)	$(4,570)
Basic net loss per share	$(0.01)	$(0.0)

(3) Inventories

Inventories consist of the following at April 30, 2006 and 2005:

	2006	2005
Resin – raw materials	$51,450	$30,084
Virastatin products – finish goods	31,861	38,018
Total inventories	$83,311	$68,102

(4) Property and Equipment

Property and equipment is as follows at April 30, 2005 and 2004:

	2006	2005
Computer equipment	$72,193	$73,174
Computer software	63,524	63,524
Display equipment	984	984
Furniture and fixtures	30,094	30,094
Leasehold improvements	7,998	7,998
	174,793	175,774
Less accumulated depreciation and amortization	117,108	38,510
Net property and equipment	$57,685	$137,264

(5) Short-Term Note Payable

The Company has obtained a line of credit of up to $1,000,000 through a lender. The balance outstanding on the note at April 30, 2006 was $1,152,263.

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

(6) Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended April 30, 2006 and 2005 is as follows:

	April 30
	2006	2005
Tax benefit computed at statutory rate	$(199,000)	$(702,000)
Increase in valuation allowance	199,000	702,000
Tax benefit	$-	$-

The Company has current net operating loss carry forwards in excess of $1,300,000 as of April 30, 2006, to offset future taxable income, which expire 2026.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

		April 30
		2006		2005
Deferred tax assets:	$		$
Net operating loss		1,304,000		1,104,900
Total deferred tax asset		1,304,000		1,104,900
Valuation allowance		(1,304,000)		(1,104,900)
Net deferred asset		$-		$-

At April 30, 2006, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

(7) Lease Agreement

The Company leases office space under a non-cancelable-operating lease which expires in 2009. Future minimum lease payments under the operating lease are as follows:

Year April 30	Amount
2007	$16,064
2008	16,683
2009	1,394
$34,141

(8) Segment Information

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

		April 30,
		2006		2005
Revenues:	$		$
United States		347,196		340,749
Canada		110,486		173,203
		$457,682		$513,952

Income (loss) from operations:	$		$
United States		(347,604)		(1,898,148)
Canada		(238,805)		(153,571)
		$(586,409)		$(2,051,719)

Long-lived assets:	$		$
United States		15,910		17,530
Canada		57,685		137,264
		$73,595		$154,794

Sales are attributed to the country in which the customer takes delivery.

(9) Going Concern

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

The Company’s future operations are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately have future profitable operations or generate income from its operations. The Company had a working capital deficiency of $1,192,967 at April 30, 2006. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management’s plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

(10) Restatement of 2005 Financial Statements

The consolidated financial statements for the year ended April 30, 2005 have been restated as follows:

	As previously Reported	Adjustments	Restated
At April 30, 2005:
Accounts receivable	$13,396	$(1,191)	$12,205
Inventories	123,869	(55,767)	68,102
Total current assets	172,892	(56,958)	115,934
Property and equipment, net	109,758	27,506	137,264
Total assets	300,180	(29,452)	270,728

Accounts payable and accrued expenses	110,449	9,776	120,225
Total liabilities - current	597,430	9,776	607,206

Common stock	2,273	17	2,290
Additional paid-in capital	2,868,510	42,467	2,910,977
Accumulated deficit	(3,168,033)	(81,712)	(3,249,745)
Total stockholders' equity	(279,250)	(39,228)	(336,478)

For the year ended April 30, 2005:
Sales	$545,796	$(31,844)	$513,952
Cost of sales	133,435	(35,605)	97,830
Gross profit	412,361	3,761	416,122

Administrative expenses	661,586	(26,859)	634,727
Impairment expense	-	1,833,114	1,833,114
Interest income	-	25	25

Net loss	$(249,225)	$(1,815,370)	$(2,064,595)