Form 10QSB
period 2006-07-31
LARREA BIOSCIENCES CORP
filed 2006-09-21
CIK 1175594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

At July 31, 2006, the Registrant had 28,348,945 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Registrant's financial statements for the three-month periods ended July 31, 2006 and 2005 are attached to this quarterly report.

Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" means Larrea Biogsciences Corporation, a Nevada corporation. To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

RESULTS OF OPERATIONS

Consolidated, for the Three Months Ending July 31, 2006, Compared With the Three Months Ending July 31, 2005 (restated),

The revenues for the three months ending July 31, 2006 were $101,711 as compared to $110,925 for 2005 or a decrease of $9,214. Cost of sales for three-month period was $24,999 as compared to $49,043 or a decrease of $24,044. Gross Margins for the three months ending July 31, 2006 increased to $76,712 as compared to $61,882 from 2005. Operating Expenses for the three-month period ending July 31, were $652,953 as compared to $157,857. The increase in expenses was due to the expensing of stock issued. For the three months ending July 31, we had an operating loss of $(576,241) in 2006 the three month period ending as compared to $(95,975) for the comparable period in 2005. We had net loss For the three months ending July 31, of $(599,541) or $(.03) per share as compared to $(108,721) or (0.00) per share for the same period last year.

Liquidity and Capital Resources

The Company had total assets $194,652 at July 31, 2006 as compared to $188,595 at April 30, 2006 or an increase in total assets of $6,057. Total liabilities at July 31, were $1,358,551 compared to $1,188,753 at April 30, 2006. Working capital deficit was $(1,219,141) as compared to $(1,073,753) April 30, 2006.

For the three month period ending July 31, 2006 net cash used in operating activities was $(45,405) as compared to net cash used of $(106,127). The cash used was provided for by an increase in depreciation and amortization of $18,353. Accounts Receivables decreased by $9,074 and a decrease in inventory of $37,441. Accounts Payables increased $146,498.

Net Cash provided by financing activities during three month period Ending July 31, 2006 was $23,300 as compared to $88,550 in 2005.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of July 31, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as exhibits to this report on Form 10-QSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.
Exhibit No.	Description
31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K During the Period Covered by this Report: The Registrant filed a Form 8-K on June 26, 2006 with Item 4.01 "Changes in Registrant's Certifying Accountants" disclosure.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LARREA BIOSCIENCES CORPORATION

/s/ Peter P. Smetek, Jr.	/s/ James J. Fiedler
(Chief Executive Officer and Chairman)	(Chief Financial Officer)
Dated: September 20, 2006	Dated: September 20, 2006
Houston, Texas	Houston, Texas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Peter P. Smetek, Jr.	/s/ James J. Fiedler
(Chief Executive Officer and Chairman)	(Chief Financial Officer)
Dated: September 20, 2006	Dated: September 20, 2006
Houston, Texas	Houston, Texas

Financial Statements Back to Table of Contents

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets - July 31, 2006 and April 30, 2006 (Audited)	6
Unaudited Condensed Consolidated Statement of Operations - Three months ended July 31, 2006 and 2005	7
Unaudited Condensed Consolidated Statement of Cash Flows - Three months ended July 31, 2006 and 2005	8
Notes to Unaudited Condensed Consolidated Financial Statements	9

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
July 31, 2006 and April 30, 2006

	July 31, 2006	April 30, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$5,089	$27,194
Accounts receivable	13,569	4,495
Inventories	120,752	83,311
Total current assets	139,410	115,000

Property and equipment, net	39,737	57,685
Patents, net	15,505	15,910
Total assets	$194,652	$188,595

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$182,988	$36,490
Short-term note payable to related party	1,175,563	1,152,263
Total current liabilities	1,358,551	1,188,753

Stockholders' equity (deficit):
Common stock, $0.0001 par value, authorized 100,000,000 shares:
28,348,945 shares issued and outstanding at July 31, 2006 and
22,901,445 shares issued and outstanding at April 30, 2006	2,835	2,290
Additional paid-in capital	3,346,232	2,910,977
Accumulated deficit	(4,512,966)	(3,913,425)
Total stockholders' deficit	(1,163,899)	(1,000,158)
Total liabilities and stockholders' equity (deficit)	$194,652	$188,595

See accompanying notes to condensed consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations Back to Table of Contents
Three months ended July 31, 2006 and 2005
(Unaudited)

	Three-Months Ended	Three-Months Ended
	July 31, 2006	July 30, 2005
		(Restated)

Revenues	$101,711	$110,925
Cost of sales	24,999	49,043
Gross profit	76,712	61,882

Operating expenses:
Selling, general and administrative expenses	634,600	137,802
Depreciation and amortization	18,353	20,055
Total operating expenses	652,953	157,857

Operating loss	(576,241)	(95,975)

Other expenses - interest expenses	(23,300)	(12,746)
Net loss	$(599,541)	$(108,721)

Net loss applicable to common shareholders:
Basic and diluted	$(0.03)	$(0.00)

Weighted average common shares:
Basic and diluted	22,955,920	22,901,445

See accompanying notes to condensed consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three months ended July 31, 2006 and 2005
(Unaudited)

	Three-Months Ended	Three-Months Ended
	July 31, 2006	July 31, 2005
		(Restated)

Cash flows from operating activities:
Net loss	$(599,541)	$(108,721)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization of property and equipment	17,948	19,650
Amortization of patents	405	405
Issuance of common stock shares for services	435,800	-
(Increase) decrease in operating assets:
Accounts receivable	(9,074)	(12,981)
Inventories	(37,441)	23,731
Prepaid expenses and other current assets	-	(106)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	146,498	(28,105)
Net cash used in operating activities	(45,405)	(106,127)

Cash flow from investing activities:	-	-

Cash flows from financing activities:
Proceeds from short-term borrowings	23,300	27,732
Increase in bank overdrafts	-	60,818
Net cash provided by financing activities	23,300	88,550

Net decrease in cash	(22,105)	(17,577)

Cash at end of year	27,194	31,654
Cash at end of period	$5,089	$14,077

See accompanying notes to condensed consolidated financial statements.

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended July 31, 2006 are not indicative of the results that may be expected for the year ending April 30, 2007.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's Form 10-KSB/A thereto for the year ended April 30, 2006.

The balance sheet at April 30, 2005 has been derived from audited financial statements at that date. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the year ended April 30, 2005 as contained in the Company's Form 10-KSB for the year ended April 30, 2006. Such financial statements should be read in conjunction with these financial statements.

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

(4) Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $ 1,219,141 at July 31, 2006.

The Company’s ability to continue as a going concern is contingent upon its ability to implement its plan of operations and secure additional financing.

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

Accordingly, our independent auditors included an explanatory paragraph in their report on the April 30, 2006 consolidated financial statements expressing concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstance that lead to this disclosure by our independent auditors.

(5) Restatement of Previously Issued Quarterly Data (Unaudited)

The data for the quarterly period ended July 31, 2005 is being restated to properly account for the allocation of the purchase price for the acquisition of LarreaRx and its wholly-owned subsidiary, Larrearx Strategies, Inc.

	As previously reported	Restatement adjustments	As restated
Quarter ended July 31, 2005
Revenues	$110,925	$-	$110,925
Cost of sales	49,043	-	49,043
Gross profit	61,882	-	61,882
Selling, general and administrative expenses	148,735	9,122	157,857
Operating loss	(86,853)	(9,122)	(95,975)
Interest expense	(12,746)	-	(12,746)
Net loss	(99,599)	(9,122)	(108,721)

Net loss per share to common shareholders	(0.00)	-	(0.00)
Weighted average common shares	22,727,167	174,278	22,901,445

July31, 2005
Accounts receivable	23,192	1,994	25,186
Inventories	99,304	(54,933)	44,371
Total current assets	140,652	(52,939)	87,713
Net property and equipment	100,880	(16,734)	117,614
Total assets	258,657	(36,205)	222,452
Accounts payable and accrued expenses	79,975	12,145	92,120
Total liabilities - current	655,506	12,145	667,651
Common stock	2,273	17	2,290
Additional paid-in capital	2,868,510	42,467	2,910,977
Accumulated deficit	(3,267,632)	(90,834)	(3,358,466)
Total stockholders' equity	(396,849)	(58,350)	(445,199)