Form 10KSB/A
period 2005-04-30
LARREA BIOSCIENCES CORP
filed 2006-10-25
CIK 1175594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB/A
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

At April 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,184,025. At April 30, 2006, the registrant had 22,901,445 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this amended annual report of Larrea Biosciences Corporation (hereinafter the "Company", "We" or the "Registrant") discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this amended annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

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

o Skin Ap

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

THE PRODUCTS

The Company's current products are derived from the desert shrub Larrea tridentata. The proprietary extract from this plant, Larreastatin(TM), is the key ingredient in all of the Company's products, which are sold under the tradename LarreaRx(TM) and Shegoi(TM). Virox(TM), a name formerly used, has been discontinued because of its similarity to VIOXX(R). The extract and products based on the extract are protected by four US patents: #6,039,955; #6,004,559; #5,945,106; #5,837,252. The patented extract is believed to be an effective natural treatment for herpes-related disorders and inflammatory conditions.

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

Larreastatin (TM)-based products have demonstrated excellent results in treating conditions caused by the herpes class of viruses including cold sores, genital herpes and shingles; inflammatory conditions, including joint disorders, sinusitis, gastrointestinal disorders, psoriasis; and various microbial and fungal conditions. The Company incorporates its proprietary ingredient, Larreastatin (TM), into a line of nutraceutical and cosmeceutical products for the sale and distribution through retail and direct marketing channels. The Company provides its products primarily to customers for personal use and to healthcare practitioners.

EMPLOYEES

As of April 30, 2005, Larrea Biosciences had two full-time and one part-time employee.

COMPETITION

There are other Larrea-based products on the market; however, these products do not produce the same therapeutic results as Larreastatin (TM). Also, their effectiveness is limited because the products generally are not readily absorbed into the digestive tract. More important is the fact that toxins capable of inducing liver damage have been associated with other Larrea-based products. The proprietary processing methods of Larreastatin (TM) provide the non-toxic quality to the Company's extract and products. Thus, key is the fact that each of the Larreastatin (TM)-based products are formulated to achieve the highest degree of potency without the toxicity risks found in other Larrea-based products.

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

ITEM 2 - PROPERTIES Back to Table of Contents

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

ITEM 3 - LEGAL PROCEEDINGS Back to Table of Contents

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

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

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First Quarter ended July 31,	$1.15	$0.95	$0.10	$0.10
Second Quarter ended October 31,	$0.48	$0.48	$0.25	$0.20
Third Quarter ended January 31,	$0.25	$0.23	$1.66	$0.25
Fourth Quarter ended April 30,	$0.54	$0.32	$1.42	$1.02

Approximate Number of Holders of Common Stock: As of July 5, 2005, there were approximately 69 shareholders of record of our common stock, and there were 22,901,445 shares of common stock issued and outstanding.

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

Equity Compensation Plans

As of April 30, 2006, the Company had no equity compensation plan in place.

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

RESULTS OF OPERATIONS

THE YEAR ENDED APRIL 30, 2005 COMPARED TO THE YEAR ENDED APRIL 30, 2004

The Company incurred a net loss of $2,064,595 for the year ended April 30, 2005 on revenues of $513,952, as compared to a loss in the amount of $4,570 on revenues of $152,000, for the year ended April 30, 2004. The $2,060,025 increase in the result of an impairment expense in the amount of $1,833,114 to write-off the goodwill recorded on the acquisition of LarreaRx, Inc. and its wholly-own subsidiary, Larrearx Strategies,Inc. The remaining increase of $226,961 is directly attributable to an increase in management, consulting and other professional fees.

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

Liquidity and Capital Resources

Total assets at April 30,2005 were $270,728 compared to $82,650 in 2004. Total liabilities at April 30, 2005 were $607,206 as compared to $67,800 in 2004. Our working capital for 2005 was a negative $491,272 as compared to a negative $4,300 last year. The company’s net cash used in operating activites was $476,394 as compared to $4,500 provided for in the previous year. Net cash provided by financing activities for the year ended April, 2005 was $509,356 as compared to $0 at April 30, 2004. The funds provided were borrowings from shareholders. The increase in total assets and total liabilities is due to the acquisition of LarreaRx in September 2004. The company’s future operations are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately have future profitable operations or generate income from its operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not b e available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management’s plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate asssets and curtail or possibly cease operations.

Dividends and Redemption

It has been the Company's policy to invest earnings in the growth of the Company rather than distribute earnings as dividends. This policy, under which dividends have not been paid since the Company's inception, is expected to continue, but is subject to regular review by the Board of Directors.

Off-Balance Sheet Arrangements

As of April 30, 2005 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited restated financial statements for the fiscal years ended April 30, 2005 and April 30, 2004 are attached to this annual report.

Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

In connection with the audit of the Company's restated financial statements for the fiscal year ended April 30, 2005 there were no disagreements, disputes, or differences of opinion with R.E. Bassie & Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of R.E. Bassie & Co., would have caused R.E. Bassie & Co. to make reference to the matter in its report.

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

Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended April 30, 2005, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with, except as follows: Mr. Peter Smetek, Jr. did not file a Form 5 for the year 2005.

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following table contains the executive compensation to the chief executive officer of the Company for the periods set forth below.

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Peter P. Smetek, Jr., CEO and President (1)	2005	68,500	---	---	---	---	---
	2004	---	---	---	---	---	---
James A. Johnson, CFO and Secretary (2)	2005	---	---	---	---	---	---
	2004	---	---	---	---	---	---

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

Exhibit No.	Description
21.1	List of Subsidiaries, attached to the Company's Form 10-KSB/A filed on April 11, 2006.
10.1	2006 Stock Option Plan, attached to the Registrant's Form 10-KSB filed on August 14, 2006.
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant filed the following Form 8-K's during the last quarter of the fiscal year covered by this annual report: On March 28, 2005, the Registrant filed a From 8-K/A with disclosure under Item 8.01 and on March 29, 2005 with disclosure under Item 2.01 and 9.01.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed R.E. Bassie & Co. as independent public accountant for the fiscal year ending April 30, 2005.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by R.E. Bassie & Co. and LDMB Advisors, Inc., the Company's former auditor, for the audit of the Registrant's annual financial statements for the years ended April 30, 2005 and April 30, 2004, and fees billed for other services rendered by R.E. Bassie & Co. and LDMB Advisors, Inc. during those periods.

Year Ended
	April 30, 2005	April 30, 2004
Audit fees (1)	$38,398	$12,840
Audit-related fees (2)	N/A	N/A
Tax fees (3)	N/A	N/A
All other fees	N/A	N/A
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

LARREA BIOSCIENCES CORPORATION

/s/ Peter P. Smetek, Jr.	/s/ James J. Fiedler
(Chief Executive Officer)	(Chief Financial Officer)
Dated: October 25, 2006	Dated: October 25, 2006
Houston, Texas	Houston, Texas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Peter P. Smetek, Jr.	/s/ James J. Fiedler
(Chief Executive Officer)	(Chief Financial Officer)
Dated: October 25, 2006	Dated: October 25, 2006
Houston, Texas	Houston, Texas

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

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

In our opinion, based on our audits and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2004 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have audited the accompanying consolidated balance sheet of Larrea Bioscience Corporation as of April 30, 2005, and related consolidated statements of operations, stockholders' equity, and cash flows for the year ended April 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Larrea Bioscience Corporation as of April 30, 2005, and the results of their operations and their cash flows for the year ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has limited capital. The Company’s future operations are dependent upon its ability to obtain third party equity and/or debt financing and ultimately have future profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern... The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements for the year ended April 30, 2005 have been restated (see note 11).

/s/ R. E. Bassie & Co.
Houston, Texas
March 17, 2006

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets Back to Table of Contents
April 30, 2005 and 2004

	2005 (Restated)	2004 (Restated)
Assets
Current assets:
Cash	$31,654	$4,500
Accounts receivable, net of allowance of doubtful accounts
of $5,408 at April 30, 2005	12,205	59,000
Inventories	68,102	-
Prepaid expenses and other current assets	3,973	-
Total current assets	115,934	63,500

Property and equipment, net	137,264	-
Patents and trademarks, net of accumulated amortization
of $1,850 at April 30, 2005 and $270 at April 30, 2004	17,530	19,150
Total assets	$270,728	$82,650

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$120,225	$67,800
Due to shareholders	45,000	-
Short-term note payable to related party	441,981	-
Total current liabilities	607,206	67,800

Stockholders' equity (deficit):
Common stock, $0.0001 par value. Authorized 100,000,000 shares:
22,901,445 shares issued and outstanding at April 30, 2005, and
16,230,760 shares issued and outstanding at April 30, 2004	2,290	50,000
Additional paid-in capital	2,910,977	1,150,000
Accumulated deficit	(3,249,745)	(1,185,150)
Total stockholders' deficit	(336,478)	14,850
Total liabilities and stockholders' equity	$270,728	$82,650

See accompanying notes are integral part of these consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations Back to Table of Contents
Years ended April 30, 2005 and 2004

	2005 (Restated)	2004 (Restated)

Revenues	$513,952	$152,000

Cost of sales	97,830	126,000
Gross profit	416,122	26,000

Operating expenses:
Selling, general and administrative expenses	634,727	30,570
Impairment expense	1,833,114	-
Total operating expenses	2,467,841	30,570

Operating loss	(2,051,719)	(4,570)

Other income (expenses):
Interest income	25	-
Interest expense on note to related party	(12,901)	-
Other expenses	-	-
Total other income (expenses)	(12,876)	-

Net loss	$(2,064,595)	$(4,570)

Net loss applicable to common shareholders:
Basic and diluted	$(0.10)	$(0.00)

Weighted average shares:
Basic and diluted	20,471,121	16,230,760

See accompanying notes are integral part of these consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Statements of Stockholders' Equity Back to Table of Contents
For the Years Ended April 30, 2005 and 2004

			Additional		Total
	Common		paid-in	Accumulated	stockholders'
	shares	amount	capital	deficit	deficit (deficit)

Balance April 30, 2003	4,997,040	$500	$99,704	$(7,333)	$92,871

Common shares returned to treasury	(2,500,000)	(250)	250	-	-
Stock split 6.5 for 1	13,733,720	1,373	(1,373)	-	-
Net loss	-	-	-	(112,733)	(112,733)
Balance April 30, 2004	16,230,760	$1,623	$98,581	$(120,066)	$(19,862)

Issuance of shares for the reverse merger with Global Botanics, Inc.	3,500,000	350	1,079,584	(1,065,084)	14,850
Issuance of common shares for cash	70,500	7	70,493	-	70,500
Issuance of shares for the acquisition of LarreaRx, Inc. and subsidiary, restated	3,100,185	310	1,662,319	-	1,662,629
Net loss, as restated	-	-	-	(2,064,595)	(2,064,595)
Balance April 30, 2005, as restated	22,901,445	$2,290	$2,910,977	$(3,249,745)	$(336,478)

See accompanying notes are integral part of these consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows Back to Table of Contents
Years ended April 30, 2005 and 2004

	2005 (Restated)	2004 (Restated)
Cash flows from operating activities:
Net loss	$(2,064,595)	$(4,570)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	10,983	-
Amortization of patents	1,620	270
Impairment of goodwill	1,833,114	-
(Increase) decrease of operating assets, net of acquisition:
Accounts receivable	52,261	(59,000)
Inventories	5,592	-
Prepaid expenses and other current assets	(3,185)	-
Increase (decrease) in operating liabilities, net of acquisition:
Accounts payable and accrued expenses	(312,184)	67,800
Net cash provided by (used in) operating activities	(476,394)	4,500

Cash flows from investing activities:
Purchase of property and equipment	(13,749)	-
Cash acquired in acquisition of subsidiaries	7,941	-
Net cash used in investing activities	(5,808)	-

Cash flows from financing activities:
Proceeds from the sale of common stock	70,500	-
Net borrowings from shareholder	438,856	-
Net cash provided by financing activities	509,356	-

Net increase (decrease) in cash	27,154	4,500
Cash at end of year	4,500	-
Cash at end of period	$31,654	$4,500

Supplemental schedule of cash flow information:
Interest paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for settlement of debt	$-	$1,200,000
Acquisition of patent	$-	$19,420
Issuance of 3,100,185 restricted common shares for
acquisition of LarreaRx, Inc. and its wholly-owned subsidiary	$1,662,629	$-

See accompanying notes are integral part of these consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements Back to Table of Contents
April 30, 2005

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

	2005	2004
Revenues	$1,052,844	$152,000
Net loss	$(337,319)	$(4,570)
Basic net loss per share	$(0.01)	$(0.0)

(3) Inventories

Inventories consist of the following at April 30, 2005 and 2004:

	2005	2004
Resin – raw materials	$30,084	$-
Virastatin products – finish goods	38,018	-
Total inventories	$68,102	$-

(4) Property and Equipment

Property and equipment is as follows at April 30, 2005 and 2004:

	2005	2004
Computer equipment	$73,174	$-
Computer software	63,524	-
Display equipment	984	-
Furniture and fixtures	30,094	-
Leasehold improvements	7,998	-
	175,774	-
Less accumulated depreciation and amortization	38,510	-
Net property and equipment	$137,264	$-

(5) Short-Term Note Payable

The Company has obtained a line of credit of up to $1,000,000 through a lender, which is a related party. The note is payable to a company 50% owned by the CEO of the Company. The balance outstanding on the note at April 30, 2005 was $441,981.

The promissory note is secured by a security interest created in a security agreement that covers all current assets of the corporation, including patents, intangibles, accounts receivable, customer lists, unissued treasury stock and all other assets either presently owned by the Company or acquired after the execution of the note dated October 6, 2004. The note is further secured by 51% of the common stock of the Company owned by A & S Holdings Management Ltd.

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

(6) Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended April 30, 2005 is as follows:

	April 30
	2005	2004
Tax benefit computed at statutory rate	$(702,000)	$(1,600)
Increase in valuation allowance	702,000	1,600
Tax benefit	$-	$-

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

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

		April 30
		2005		2004
Deferred tax assets:	$		$
Net operating loss		1,104,900		402,900
Total deferred tax asset		1,104,900		402,900
Valuation allowance		(1,104,900)		(402,900)
Net deferred asset		$-		$-

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

(7) Lease Agreement

The Company leases office space under a non-cancelable-operating lease which expires in 2009. Future minimum lease payments under the operating lease are as follows:

Year April 30	Amount
2006	$12,774
2007	16,064
2008	16,683
2009	1,394
$46,915

(8) Segment Information

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

		April 30,
		2005		2004
Revenues:	$		$
United States		173,203		152,000
Canada		340,749		-
		$513,952		$152,000

Income (loss) from operations:	$		$
United States		(1,898,148)		(4,570)
Canada		(153,571)		-
		$(2,051,719)		$(4,570)

Long-lived assets:	$		$
United States		17,530		19,100
Canada		137,264		-
		$154,794		$19,100

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

(10) Restatement of 2004 Financial Statements

The Company has restated its annual financial statements for the year ended April 30, 2004 to reflect the following adjustments:

		As previously Reported	Adjustments		Restated
At April 30, 2004:	$
Patents		$986,111	$(980,580)	(a)	$19,150
			13,619	(b)
Deficit		(218,189)	$(980,580)	(a)	(1,185,150)
			$13,619	(b)
For the year ended April 30, 2004: Amortization		$13,889	$13,619	(b)	$270
Loss on debt settlement		$200,000	$(200,000)	(c)	$-

(a) The Company has restated its 2004 financial statements to reflect a change in the method of accounting for its purchase of patents from Larrea Corp. Ltd. The Company has determined that the transaction is a related party transaction due to common shareholders and directors. As such, the transaction has been recorded at Larrea Corp Ltd’s carrying value.

(b) The Company has reduced the amortization of the patents as a result of the reduction of the carrying value of the patents.

(c) The loss on the settlement of the debt related to the purchase of the patents has been eliminated on the reduction of the transaction to its carrying value.

(11) Restatement of 2005 Financial Statements

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