Form 10KSB/A
period 2006-04-30
LARREA BIOSCIENCES CORP
filed 2006-10-26
CIK 1175594

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At April 30, 2006, the aggregate market value based of the 7,136,134 common stock held by non-affiliates of the registrant was approximately $1,184,025. At April 30, 2006, the registrant had 22,901,445 shares of common stock issued and outstanding.

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

This Form 10-KSB/A is being filed to correct certain typographical errors and to add clarification to footnote disclosure. None of the changes have a material effect to the prior filing.

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

LARREA BIOSCIENCES CORPORATION

/s/ Peter P. Smetek, Jr.	/s/ James J. Fiedler
(Chief Executive Officer)	(Chief Financial Officer)
Dated: October 26, 2006	Dated: October 26, 2006
Houston, Texas	Houston, Texas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Peter P. Smetek, Jr.	/s/ James J. Fiedler
(Chief Executive Officer)	(Chief Financial Officer)
Dated: October 26, 2006	Dated: October 26, 2006
Houston, Texas	Houston, Texas

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

/s/ R. E. Bassie & Co.

Houston, Texas
May 29, 2006

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets Back to Table of Contents
April 30, 2006 and 2005

	2006	2005 (Restated)
Assets
Current assets:
Cash	$27,194	$31,654
Accounts receivable, net of allowance of doubtful accounts
of $0 at April 30, 2006 and $5,408 at April 30, 2005	4,495	12,205
Inventories	83,311	68,102
Prepaid expenses and other current assets	-	3,973
Total current assets	115,000	115,934

Property and equipment, net	57,685	137,264
Patents and trademarks, net of accumulated amortization
of $3,510 at April 30, 2006 and $1,890 at April 30, 2005	15,910	17,530
Total assets	$188,595	$270,728

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$36,490	$120,225
Due to shareholders	-	45,000
Short-term note payable to related party	1,152,263	441,981
Total current liabilities	1,188,753	607,206

Stockholders' equity (deficit):
Common stock, $0.0001 par value. Authorized 100,000,000 shares:
22,901,445 shares issued and outstanding at April 30, 2006, and April 30, 2005	2,290	2,290
Additional paid-in capital	2,910,977	2,910,977
Accumulated deficit	(3,913,425)	(3,249,745)
Total stockholders' deficit	(1,000,158	(336,478)
Total liabilities and stockholders' equity	$188,595	$270,728

See accompanying notes are integral part of these consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations Back to Table of Contents
Years ended April 30, 2006 and 2005

	2006	2005 (Restated)

Revenues	$457,682	$513,952

Cost of sales	153,024	97,830
Gross profit	304,658	416,122

Operating expenses:
Selling, general and administrative expenses	891,067	634,727
Impairment expense	-	1,833,114
Total operating expenses	891,067	2,467,841

Operating loss	(586,409)	(2,051,719)

Other income (expenses):
Interest income	-	25
Interest expense on note to related party	(73,098)	(12,901)
Other expenses	(4,173)	-
Total other income (expenses)	(77,271)	(12,876)

Net loss	$(663,680)	$(2,064,595)

Net loss applicable to common shareholders:
Basic and diluted	$(0.03)	$(0.10)

Weighted average shares:
Basic and diluted	22,901,445	20,471,121

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

	2006	2005 (Restated)
Cash flows from operating activities:
Net loss	$(663,680)	$(2,064,595)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization of property and equipment	78,598	10,983
Amortization of patents	1,620	1,620
Impairment of goodwill	-	1,833,114
(Increase) decrease of operating assets, net of acquisition:
Accounts receivable	7,710	52,261
Inventories	44,828	5,592
Prepaid expenses and other current assets	(55,084)	(3,185)
Increase (decrease) in operating liabilities, net of acquisition:
Accounts payable and accrued expenses	(73,959)	(312,184)
Net cash used in operating activities	(655,507)	(476,394)

Cash flows from investing activities:
Purchase of property and equipment	-	(13,749)
Cash acquired in acquisition of subsidiaries	-	7,941
Net cash used in investing activities	-	(5,808)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	70,500
Net borrowings from related party	655,507	438,856
Net cash provided by financing activities	655,507	509,356

Net increase (decrease) in cash	(4,460)	27,154
Cash at end of year	31,654	4,500
Cash at end of period	$27,194	$31,654

Supplemental schedule of cash flow information:
Interest paid	$-	$-

Non-cash investing and financing activities:
Issuance of 3,100,185 restricted common shares for
acquisition of LarreaRx, Inc. and its wholly-owned subsidiary	$-	$1,662,629

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

(5) Short-Term Note Payable to Related Party

The Company has obtained a line of credit of up to $1,000,000 through a lender, which is a related party. The note is payable to a company 50% owned by the Company's CEO. The balance outstanding on the note at April 30, 2006 was $1,152,263.

The promissory note is secured by a security interest created in a security agreement that covers all current assets of the corporation, including patents, intangibles, accounts receivable, customer lists, unissued treasury stock and all other assets either presently owned by the Company or acquired after the execution of the note dated October 6, 2004. The note is further secured by 51% of the common stock of the Company owned by A&S Holding Management Ltd.

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

(6) Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended April 30, 2006 and 2005 is as follows:

	April 30
	2006	2005
Tax benefit computed at statutory rate	$(226,000)	$(702,000)
Increase in valuation allowance	226,000	702,000
Tax benefit	$-	$-

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