Form 10QSB
period 2006-10-31
LARREA BIOSCIENCES CORP
filed 2006-12-20
CIK 1175594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_______________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

At October 31, 2006, the Registrant had 28,348,945 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Registrant's financial statements for the three and six-month periods ended October 31, 2006 and 2005 are attached to this quarterly report.

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

Results of Operations

Three and Six Months Ended October 31, 2006 Compared to Three and Six Months Ended October 31, 2005.

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and six months ended October 31, 2006 and 2005.

Revenues. Revenues decreased to $72,329 for the three months ended October 31, 2006 from $141,993 for the three months ended October 31, 2005. For the nine month periods ended October 31, 2006, revenues decreased to $174,040 from $252,918 for the same nine month period of 2005. The decrease was due to fewer on line distributors.

Cost of Sales. Cost of sales was $57,894 and $82,893 for the three and six months ended October 31, 2006 as compared to $33,154 and $82,197 for the three and six months ended October 31, 2005. The increase was primarily due lower volumes thus higher production costs.

Selling and Administrative. Selling and administrative expenses increased to $185,952 and $838,905 for the three and six months ended October 31, 2006 from $249,469 and $407,326 for the three and six months ended October 31, 2005. The increase was primarily due to expensing of stock for services performed.

Loss from Operations. As a result of the foregoing, our loss, excluding interest expense and income, for the three and six month periods ended October 31, 2006 was $171,517 and $747,758 compared to $140,630 and $236,605 for the same periods ended October 31, 2005.

Other Income (Expense). Other income (expense) increased to $(24,350) and $(47,650) for the three and six month periods ended October 31, 2006 from $14,590 and $27,326 for the three and six month periods ended October 31, 2005. The decrease was primarily due to an increase in interest expense.

Net Income (Loss). Net Loss increased to $195,867 and $795,408 for the three and six month periods ended October 31, 2006 as compared to $155,220 and $263,941 for the three and six month periods ended October 31, 2005. The increase in net loss was primarily attributable to less product revenue than anticipated and costs associated with the stock expense.

Liquidity and Capital Resources

At October 31, 2006 and April 30, 2006, we had total assets of $198,374 and $188,595, respectively. We had current liabilities at October 31, 2006 and April 30, 2006 of $1,558,149 and $1,188,753, respectively. Our accumulated deficit at October 31, 2006 and April 30, 2006 was $4,708,833 and $3,913,425, respectively. We had negative working capital of $(1,396,655) at October 31, 2006 as compared to $(1,073,753) at April 30, 2006. Net cash used in operations was $241,783 during the six months ended October 31, 2006 compared to $252,256 for the same period of October 31, 2005. Net cash provided by financing activities was $230,883 during the six month period ended October 31, 2006, compared to $261,303 for the same period of 2005.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of October 31, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Reports on Form 8-K During the Period Covered by this Report: The Registrant filed a Form 8-K/A on September 19, 2006 with disclosure Item 4.01 "Changes in Registrant's Certifying Accountants" disclosure and a Form 8-K on October 2, 2006 with disclosure under Item 4.02 "Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review".

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LARREA BIOSCIENCES CORPORATION

/s/ Peter P. Smetek, Jr.	/s/ James J. Fiedler
(Chief Executive Officer and Chairman)	(Chief Financial Officer)
Dated: December 20, 2006	Dated: December 20, 2006
Houston, Texas	Houston, Texas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Peter P. Smetek, Jr.	/s/ James J. Fiedler
(Chief Executive Officer and Chairman)	(Chief Financial Officer)
Dated: December 20, 2006	Dated: December 20, 2006
Houston, Texas	Houston, Texas

Financial Statements Back to Table of Contents

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets - October 31, 2006 and April 30, 2006 (Audited)	7
Unaudited Condensed Consolidated Statement of Operations - Three and six months ended October 31, 2006 and 2005	8
Unaudited Condensed Consolidated Statement of Cash Flows - Six months ended October 31, 2006 and 2005	9
Notes to Unaudited Condensed Consolidated Financial Statements	10

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
October 31, 2006 and April 30, 2006

	October 31, 2006	April 30, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$16,294	$27,194
Accounts receivable	9,691	4,495
Inventories	126,483	83,311
Prepaid expenses	9,017	-
Total current assets	161,485	115,000

Property and equipment, net	21,789	57,685
Patents, net	15,100	15,910
Total assets	$198,374	$188,595

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$174,994	$36,490
Short-term note payable to related party	1,383,146	1,152,263
Total current liabilities	1,558,140	1,188,753

Stockholders' equity (deficit):
Common stock, $0.0001 par value, authorized 100,000,000 shares:
28,348,945 shares issued and outstanding at October 31, 2006 and
22,901,445 shares issued and outstanding at April 30, 2006	2,835	2,290
Additional paid-in capital	3,346,232	2,910,977
Accumulated deficit	(4,708,833)	(3,913,425)
Total stockholders' deficit	(1,359,766)	(1,000,158)
Total liabilities and stockholders' equity (deficit)	$198,374	$188,595

See accompanying notes to condensed consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations Back to Table of Contents
Three and six months ended October 31, 2006 and 2005
(Unaudited)

	Three-Months Ended	Three-Months Ended	Six-Months Ended	Six-Months Ended
	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005

Revenues	$72,329	$141,993	$174,040	$252,918
Cost of sales	57,894	33,154	82,893	82,197
Gross profit	14,435	108,839	91,147	170,721

Operating expenses:
Selling, general and administrative expenses	185,952	249,469	838,905	407,326
Operating loss	(171,517)	(140,630)	(747,758)	(236,605)

Other expenses - interest expenses	(24,350)	(14,590)	(47,650)	(27,336)
Net loss	$(195,867)	$(155,220)	$(795,408)	$(263,941)

Net loss applicable to common shareholders:
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average common shares:
Basic and diluted	28,348,945	22,901,445	25,625,195	22,901,445

See accompanying notes to condensed consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six months ended October 31, 2006 and 2005
(Unaudited)

	Six-Months Ended	Six-Months Ended
	October 31, 2006	October 31, 2005
		(Restated)

Cash flows from operating activities:
Net loss	$(795,408)	$(263,941)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization of property and equipment	35,896	26,568
Amortization of patents	810	810
Write-off of property and equipment	-	980
Issuance of common stock shares for services	435,800	-
(Increase) decrease in operating assets:
Accounts receivable	(5,196)	(28,985)
Inventories	(43,172)	23,724
Prepaid expenses and other current assets	(9,017)	(16,086)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	138,504	4,674
Net cash used in operating activities	(241,783)	(252,256)

Cash flow from investing activities:	-	-

Cash flows from financing activities:
Proceeds from short-term borrowings	230,883	306,303
Increase in bank overdrafts	-	(45,000)
Net cash provided by financing activities	230,883	261,303

Net increase (decrease) in cash	(10,900)	9,047

Cash at end of year	27,194	31,654
Cash at end of period	$16,294	$40,701

Supplemental schedule of cash flow information:
Interest paid	$16,000	$-

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended October 31, 2006 are not indicative of the results that may be expected for the year ending April 30, 2007.

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

The balance sheet at April 30, 2006 has been derived from audited financial statements at that date. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the year ended April 30, 2006 as contained in the Company's Form 10-KSB for the year ended April 30, 2006. Such financial statements should be read in conjunction with these financial statements.

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

(4) Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $1,396,655 at October 31, 2006 and has significant operating losses in the current and prior years.

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

(5) Restatement of Previously Issued Quarterly Data (Unaudited)

The data for the quarterly period ended October 31, 2005 is being restated to properly account for the allocation of the purchase price for the acquisition of LarreaRx and its wholly-owned subsidiary, LarreaRx Strategies, Inc.

	As previously reported	Restatement adjustments	As restated
Quarter ended October 31, 2005
Revenues
	$252,918	$-	$252,918
Cost of sales
	82,197	-	82,197
Gross profit
	170,721	-	170,721
Selling, general and administrative expenses
	398,204	9,122	407,326
Operating loss
	(227,483)	(9,122)	(236,605)
Interest expense
	(27,336)	-	(27,336)
Net loss
	(254,819)	(9,122)	(263,941)

Net loss per share to common shareholders
	(0.01)	-	(0.01)
Weighted average common shares
	22,727,167	174,278	22,901,445

October 31, 2005
Accounts receivable
	39,196	1,994	41,190
Inventories
	99,311	(54,933)	44,378
Total current assets
	199,267	(52,939)	146,328
Net property and equipment
	92,982	16,734	109,716
Total assets
	308,969	(36,205)	272,764
Accounts payable and accrued expenses
	112,754	12,145	124,899
Total liabilities - current
	861,038	12,145	873,183
Common stock
	2,273	17	2,290
Additional paid-in capital
	2,868,510	42,467	2,910,977
Accumulated deficit
	(3,422,852)	(90,834)	(3,513,686)
Total stockholders' equity
	(552,069)	(48,350)	(600,419)