Form 10QSB
period 2007-01-31
LARREA BIOSCIENCES CORP
filed 2007-05-21
CIK 1175594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-QSB

_______________________

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

At January 31, 2007, the Registrant had 34,323,945 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Registrant's financial statements for the three and six-month periods ended January 31, 2007 and 2005 are attached to this quarterly report.

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

Results of Operations

Three and Nine Months Ended January 31, 2007 Compared to Three and Nine Months Ended January 31,2006.

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and nine months ended January 31, 2007 and 2006.

Revenues. Revenues decreased to $86,196 for the three months ended January 31, 2007 from $109,641 for the three months ended January 31, 2006. For the nine month periods ended January 31, 2007, revenues decreased to $260,236 from $361,559 for the same nine month period of 2006. The decrease was due to fewer on line distributors.

Cost of Sales. Cost of sales was $66,948 and $25,217 for the three and nine months ended January 31, 2007 as compared to $149,841 and $84,166 for the three and nine months ended January 31, 2006. The increase was primarily due lower volumes thus higher production costs.

Selling and Administrative. Selling and administrative expenses decreased to $96,613 and $300,553 for the three and nine months ended January 31, 2007 from $935,518 and $722,005 for the three and nine months ended January 31, 2006. The increase was primarily due to expensing of stock for services performed.

Loss from Operations. As a result of the foregoing, our loss, excluding interest expense and income, for the three and nine month periods ended January 31, 2007 was $(77,365) and $(217,129)compared to $ (825,123) and $(444,612) for the same periods ended January 31, 2006.

Other Income (Expense). Other income (expense) increased to $(20,086) and $(16,873) for the three and nine month periods ended January 31, 2007 from $(67,736) and $(44,209) for the three and nine month periods ended January 31, 2006. The decrease was primarily due to an increase in interest expense.

Net Income (Loss). Net Loss increased to $(97,451) and $(234,002) for the three and nine month periods ended January 31, 2007 as compared to $(892,859) and $(488,821) for the three and nine month periods ended January 31, 2006. The increase in net loss was primarily attributable to less product revenue than anticipated and costs associated with the stock expense.

Liquidity and Capital Resources

At January 31, 2007 and April 30, 2006, we had total assets of $172,903 and $188,595, respectively. We had current liabilities at January 31, 2007 and April 30, 2006 of $1,211,870 and $1,188,753, respectively. Our accumulated deficit at January 31, 2007 and April 30, 2006 was $4,806,284 and $3,913,425, respectively. We had negative working capital of $(1,038,967) at January 31, 2007 as compared to $(1,073,753) at April 30, 2006. Net cash used in operations was $(341,638) during the nine months ended January 31, 2007 compared to $252,256 for the same period of January 31, 2006. Net cash provided by financing activities was $321,541 during the nine month period ended January 31, 2007, compared to $261,303 for the same period of 2005.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of January 31, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

LARREA BIOSCIENCES CORPORATION

/s/ Peter P. Smetek, Jr.
(Chief Executive Officer , DFOand Chairman)
Dated: May 21, 2007
Houston, Texas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Peter P. Smetek, Jr.
(Chief Executive Officer , CFO and Chairman)
Dated:May 21, 2007
Houston, Texas

Financial Statements Back to Table of Contents

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets - January 31, 2007 and April 30, 2006 (Audited)	7
Unaudited Condensed Consolidated Statement of Operations - Three and nine months ended January 31, 2007 and 2006	8
Unaudited Condensed Consolidated Statement of Cash Flows - Nine months ended January 31, 2007 and 2006	9
Notes to Unaudited Condensed Consolidated Financial Statements	10

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
January 31, 2007 and April 30, 2006

	January 31, 2007	April 30, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$7,097	$27,194
Accounts receivable	17,507	4,495
Inventories	129,763	83,311
Prepaid expenses	-	-
Total current assets	154,367	115,000

Property and equipment, net	3,841	57,685
Patents, net	14,695	15,910
Total assets	$172,903	$188,595

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$156,316	$36,490
Bank Overdraft	8,212
Short-term note payable to related party	1,047,342	1,152,263
Total current liabilities	1,211,870	1,188,753

Stockholders' equity (deficit):
Common stock, $0.0001 par value, authorized 100,000,000 shares:
28,348,945 shares issued and outstanding at January 31, 2007 and
22,901,445 shares issued and outstanding at April 30, 2006	3,432	2,290
Additional paid-in capital	3,763,885	2,910,977
Accumulated deficit	(4,806,284)	(3,913,425)
Total stockholders' deficit	(1,038,967)	(1,000,158)
Total liabilities and stockholders' equity (deficit)	$172,903	$188,595

See accompanying notes to condensed consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations Back to Table of Contents
Three and nine months ended January 31, 2007 and 2006
(Unaudited)

	Three-Months Ended	Three-Months Ended	Six-Months Ended	Six-Months Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006

Revenues	$86,196	$108,641	$260,236	$361,559
Cost of sales	66,948	25,217	149,841	84,166
Gross profit	19,248	86,424	110,395	277,393

Operating expenses:
Selling, general and administrative expenses	96,613	300,553	935,518	722,005
Operating loss	(77,365)	(217,129)	(825,123)	(444,612)

Other expenses - interest expenses	(20,086)	(16,873)	(67,736)	(44,209)
Net loss	$(97,451)	$(234,002)	$(892,859)	$(488,821)

Net loss applicable to common shareholders:
Basic and diluted	$(0.00)	$(0.01)	$(0.03)	$(0.02

Weighted average common shares:
Basic and diluted	34,323,945	22,901,445	28,582,770	22,901,445

See accompanying notes to condensed consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine months ended January 31, 2007 and 2006
(Unaudited)

	Nine-Months Ended	Nine-Months Ended
	January 31, 2007	January 31, 2006
		(Restated)

Cash flows from operating activities:
Net loss	$(892,859)	$(488,821)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization of property and equipment	53,844	32,774
Amortization of patents	1,215	1,215
Write-off of property and equipment	-	-
Issuance of common stock shares for services	435,800	-
(Increase) decrease in operating assets:
Accounts receivable
Inventories	(13,012)	3,175
Prepaid expenses and other current assets	(46,452)	(47,975)
Increase (decrease) in operating liabilities:	-
Accounts payable and accrued expenses	119,826	(68,610)
Net cash used in operating activities	(341,638)	(567,646)

Cash flow from investing activities:	-	-

Cash flows from financing activities:
Proceeds from short-term borrowings Repayment of borrowing from shareholders	313,3293	593,561
		(45,000)
Increase in bank overdrafts	8,212-
Net cash provided by financing activities	321,541	548,561

Net increase (decrease) in cash	(20,097)	(19,085)

Cash at end of year	27,194	31,654
Cash at end of period	$7,097	$12,569

Supplemental schedule of cash flow information:
Interest paid	$16,000	$-

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months period ended January 31, 2007 are not indicative of the results that may be expected for the year ending April 30, 2007.

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

(4) Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $1,396,655 at January 31, 2007 and has significant operating losses in the current and prior years.

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

(5) Restatement of Previously Issued Quarterly Data (Unaudited)

The data for the quarterly period ended January 31, 2006 is being restated to properly account for the allocation of the purchase price for the acquisition of LarreaRx and its wholly-owned subsidiary, LarreaRx Strategies, Inc.

	As previously reported	Restatement adjustments	As restated
Quarter ended January 31, 2006
Revenues	$252,918	$-	$252,918
Cost of sales	82,197	-	82,197
Gross profit	170,721	-	170,721
Selling, general and administrative expenses	398,204	9,122	407,326
Operating loss	(227,483)	(9,122)	(236,605)
Interest expense	(27,336)	-	(27,336)
Net loss	(254,819)	(9,122)	(263,941)

Net loss per share to common shareholders	(0.01)	-	(0.01)
Weighted average common shares	22,727,167	174,278	22,901,445

January 31, 2006
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