Form 10QSB/A
period 2007-01-31
LARREA BIOSCIENCES CORP
filed 2007-06-07
CIK 1175594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

At January 31, 2007, the Registrant had 34,323,945 shares of common stock outstanding.

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.	3
ITEM 3.	CONTROLS AND PROCEDURES.	3

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	4
ITEM 2.	CHANGES IN SECURITIES.	4
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	4
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	4
ITEM 5.	OTHER INFORMATION.	4
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.	4

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Registrant's financial statements for the three and six-month periods ended January 31, 2007 and 2005 are attached to this quarterly report.

Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" means Larrea Biosciences Corporation, a Nevada corporation. To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Results of Operations

Three and Nine Months Ended January 31, 2007 Compared to Three and Nine Months Ended January 31,2006.

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and nine months ended January 31, 2007 and 2006.

Revenues. Revenues decreased to $86,196 for the three months ended January 31, 2007 from $108,641 for the three months ended January 31, 2006. For the nine month periods ended January 31, 2007, revenues decreased to $260,236 from $361,559 for the same nine month period of 2006. The decrease was due to fewer on line distributors.

Cost of Sales. Cost of sales was $66,948 and $25,217 for the three and nine months ended January 31, 2007 as compared to $149,841 and $84,166 for the three and nine months ended January 31, 2006. The increase was primarily due to lower volumes thus higher production costs.

Selling and Administrative. Selling and administrative expenses decreased to $96,613 from $300,553 for the three months ended January 31, 2007 and increased to $935,518 from $722,005 for the nine months ended January 31, 2006. The increase was primarily due to expensing of stock for services performed.

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

Liquidity and Capital Resources

At January 31, 2007 and April 30, 2006, we had total assets of $172,903 and $188,595, respectively. We had current liabilities at January 31, 2007 and April 30, 2006 of $1,211,870 and $1,188,753, respectively. Our accumulated deficit at January 31, 2007 and April 30, 2006 was $4,806,284 and $3,913,425, respectively. We had negative working capital of $(1,057,503) at January 31, 2007 as compared to $(1,073,753) at April 30, 2006. Net cash used in operations was $(341,638) during the nine months ended January 31, 2007 compared to ($567,646) for the same period of January 31, 2006. Net cash provided by financing activities was $321,541 during the nine month period ended January 31, 2007, compared to $548,561 for the same period of 2006.

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

/s/ Peter P. Smetek, Jr.
(Chief Executive Officer , CFO and Chairman)
Dated:May 21, 2007
Houston, Texas

Financial Statements Back to Table of Contents

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets - January 31, 2007 and April 30, 2006 (Audited)	7
Unaudited Condensed Consolidated Statement of Operations - Three and nine months ended January 31, 2007 and 2006	8
Unaudited Condensed Consolidated Statement of Cash Flows - Nine months ended January 31, 2007 and 2006	9
Notes to Unaudited Condensed Consolidated Financial Statements	10

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
January 31, 2007 and April 30, 2006

	January 31, 2007	April 30, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$7,097	$27,194
Accounts receivable	17,507	4,495
Inventories	129,763	83,311
Total current assets	154,367	115,000

Property and equipment, net	3,841	57,685
Patents, net	14,695	15,910
Total assets	$172,903	$188,595

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$156,316	$36,490
Bank Overdraft	8,212	-
Short-term note payable to related party	1,047,342	1,152,263
Total current liabilities	1,211,870	1,188,753

Stockholders' equity (deficit):
Common stock, $0.0001 par value, authorized 100,000,000 shares:
34,323,945 shares issued and outstanding at January 31, 2007 and
22,901,445 shares issued and outstanding at April 30, 2006	3,432	2,290
Additional paid-in capital	3,763,885	2,910,977
Accumulated deficit	(4,806,284)	(3,913,425)
Total stockholders' deficit	(1,038,967)	(1,000,158)
Total liabilities and stockholders' equity (deficit)	$172,903	$188,595

See accompanying notes to condensed consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations Back to Table of Contents
Three and nine months ended January 31, 2007 and 2006
(Unaudited)

	Three-Months Ended	Three-Months Ended	Nine-Months Ended	Nine-Months Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006

Revenues	$86,196	$108,641	$260,236	$361,559
Cost of sales	66,948	25,217	149,841	84,166
Gross profit	19,248	83,424	110,395	277,393

Operating expenses:
Selling, general and administrative expenses	96,613	300,553	935,518	722,005
Operating loss	(77,365)	(217,129)	(825,123)	(444,612)

Other expenses - interest expenses	(20,086)	(16,873)	(67,736)	(44,209)
Net loss	$(97,451)	$(234,002)	$(892,859)	$(488,821)

Net loss applicable to common shareholders:
Basic and diluted	$(0.00)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares:
Basic and diluted	34,323,945	22,901,445	28,523,020	22,901,445

See accompanying notes to condensed consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine months ended January 31, 2007 and 2006
(Unaudited)

	Nine-Months Ended	Nine-Months Ended
	January 31, 2007	January 31, 2006
		(Restated)

Cash flows from operating activities:
Net loss	$(892,859)	$(488,821)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization of property and equipment	53,844	32,774
Amortization of patents	1,215	1,215
Write-off of property and equipment	-	-
Issuance of common stock shares for services	435,800	-
(Increase) decrease in operating assets:
Accounts receivable	(13,012)	3,175
Inventories	(46,452)	(47,975)
Prepaid expenses and other current assets	-	596
Increase (decrease) in operating liabilities:	-
Accounts payable and accrued expenses	119,826	(68,610)
Net cash used in operating activities	(341,638)	(567,646)

Cash flow from investing activities:	-	-

Cash flows from financing activities:
Proceeds from short-term borrowings Repayment of borrowing from shareholders	313,329	593,561
	-	(45,000)
Increase in bank overdrafts	8,212	-
Net cash provided by financing activities	321,541	548,561

Net decrease in cash	(20,097)	(19,085)

Cash at end of year	27,194	31,654
Cash at end of period	$7,097	$12,569

Supplemental schedule of cash flow information:
Interest paid	$16,000	$-

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

In 2006, the Financing Accounting Standards Board issued the following:

- SFAS No. 155: Accounting for Certain Hybrid Financiial Instruments
- SFAS No. 156: Accounting for Servicing of Financial Assets
- SFAS No. 157: Fair Value Measurements
- SFAS No. 158: Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans
- SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendement of FASB Statement No. 115
- FIN No. 48: Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109.

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company at this time; however, they may apply in the future.

(4) Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $1,057,503 at January 31, 2007 and has significant operating losses in the current and prior years.

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

Our auditors, in our audited financial statements expressed a concern about our ability to continue as a going concern.