Form 10KSB
period 2007-04-30
LARREA BIOSCIENCES CORP
filed 2007-08-06
CIK 1175594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 Commission file number 0-50281

LARREA BIOSCIENCES CORPORATION
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	68-0507505
(State of Incorporation)	(I.R.S. Employer Identification No.)

1628 Marshall , Houston, TX	77006
(Address of Principal Executive Offices)	(ZIP Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At April 30, 2007, the aggregate market value based of the 7,136,134 common stock held by non-affiliates of the registrant was approximately $1,184,025. At April 30, 2007, the registrant had 34,371,945 shares of common stock issued and outstanding.

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
• Infections Viral Infections, Bacterial Infections, Fungal Infections, etc.
• Dental Applications Canker Sores, Gingivitis, etc. o Sports Injury Applications Joint Pain and Inflammation.
• Cosmetics and Cosmetic Surgery Applications Scar Reduction, Anti-Wrinkle, etc.
• Skin Applications Eczema, Psoriases, Cold Sores, Viral Warts, Shingles o Veterinary Applications.

FISCAL YEAR 2006 PERFORMANCE

The Company's revenues decreased from $457,687 in 2006 to $347,643 in 2007. The revenue decrease occurred due to consolidation of operations, reduction in staff, an unprofitable direct marketing compensation program and overall sales decline which occurred from the cancellation of marketing and distribution contracts with brokers in a number of regions which were overlapping geographically and highly unprofitable for the Company. Sales also decreased through the Company's sale of the primary ingredient resin product to other manufacturers and distributors by former management which were creating competing private label products which eroded the Company's margins, created competing sales against the pricing points of the Company's products and created confusion in the marketplace with a number of different brands. It is the Company's opinion that this raw material resin has been sold in the marketplace and future sale of unfinished resin will not occur and will no longer dampen Company direct sales.

EMPLOYEES

As of April 30, 2007, Larrea Biosciences had one full-time and one part-time employee. The Company's administration, sales and marketing expenses are out sourced to companies and individuals on a contract basis providing direct services based on need as sales grow

COMPETITION

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the year ended April 30, 2007, no matters were submitted to a vote of our security holders.

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

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	High	Low	High	Low	High	Low
First Quarter ended July 31,	$0.08	$0.08	$1.15	$0.05	$1.15	$0.95
Second Quarter ended October 31,	$0.08	$0.05	$0.48	$0.48	$0.48	$0.48
Third Quarter ended January 31,	$0.09	$0.05	$0.25	$0.15	$0.25	$0.23
Fourth Quarter ended April 30,	$0.09	$0.03	$0.54	$0.32	$0.54	$0.32

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

Equity Compensation Plans

As of April 30, 2007, the Company has an equity compensation plan in place for executives and employees and contract advisors which was approved by the Company's Board at a meeting held December 19, 2005. The plan calls for 5,500,000 shares to be issued to key employees, directors, contract employees and contract advisors, which the company has retained in helping it execute its business plan. The plan is attached as an exhibit to this filing. The liabilities related to this plan have been accrued as expenses to the Company and shares have not been issued as of April 30, 2007. The plan includes provisions for shares to be issued to key employees in lieu of their being paid cash for their work for the company.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2007 COMPARED TO THE YEAR ENDED APRIL 30, 2006

The Company’s revenues for the year ended April 30, 2007, were $345,643 compared to $457,682 or a reduction of $112,039. Cost of Sales for the year ended 2007 was $319,802 as compared to $153,024 for the comparable period of 2006 or an increase of $166,748. The increase in cost of sales is directly related to the costs of our products. Selling, general and administrative expenses for the year ended April 2007 were $851,111 as compared to $891,067 last year.

The Company incurred a net loss of $910,079 for the year ended April 30, 2007 as compared to $663,680 for the year ended April 30, 2006. The significant increase was due to the Company incurring $439,680 in stock-based compensation to employees and consultants during the fiscal year ended April 30, 2007.

Loss per share was $.03 in 2007 compared to $.03 in 2006. The weighted average number of shares outstanding for the years ending April 30, 2007 was 29,984,570 and 2006 was 22,901,445 respectively.

Stockholder deficiency at April 30, 2007 was $1,053,307 compared to stockholder deficiency of $1,000,158 at April 30, 2006.

Going Concern Qualification

The Company's independent auditors have included an explanatory paragraph in their report on the April 30, 2007 consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern." The going concern qualification is attributable to recurring losses.

For the year ended April 30, 2007, the Company continued to experience a negative cash flow from operations, and projects that it will need additional capital to achieve its business plan. The Company believes it can raise additional funds though equity or debt financing.

Liquidity and Capital Resources

Total assets at April 30, 2007 were $18,309 compared to $188,595 in 2006. Total liabilities at April 30, 2007 were $1,071,616 as compared to $1,188,753 in 2006. Our working capital for 2007 was a negative $1,067,597 as compared to a negative $1,073,753 last year. The Company’s net cash used in operating activities was $341,941 as compared to $659,967 the previous year. Net cash provided by financing activities for the year ended April, 2007 was $318,766 as compared to $655,507. The funds provided were borrowings from SMI Re Limited, which company is controlled by officers of the Company. The company’s future operations are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately have future profitable operations or generate income from its operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not b e available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management’s plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

Off-Balance Sheet Arrangements

As of April 30, 2007 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

ITEM 7. FINANCIAL STATEMENTS

The Registrant's audited financial statements for the fiscal years ended April 30, 2007 and April 30, 2006 are attached to this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audit of the Company's financial statements for the fiscal year ended April 30, 2007 there were no disagreements, disputes, or differences of opinion with R.E. Bassie & Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of R.E. Bassie & Co., would have caused R.E. Bassie & Co. to make reference to the matter in its report.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of April 30, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of April 30, 2007, based on criteria established in the Internal Control - Integrated Framework issued by the COSO.

Evaluation of disclosure controls and procedures. As of April 30, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A)

Name	Age	Title	Date Became Executive Officer
Peter P. Smetek, Jr.	63	Chief Executive Officer , CFO and Director	09/2004

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

Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended April 30, 2007, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with, except as follows: Mr. Peter Smetek, Jr. did not file a Form 5 for the year 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following table contains the executive compensation to the chief executive officer of the Company for the periods set forth below.

Summary Compensation Table

					Long Term
		Annual Compensation			Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Peter P. Smetek, Jr., CEO and President (1)	2007	0	—	—	8,000—	—	—
	2006	96,000	—	—	—	—	—
James A. Johnson, CFO and Secretary (2)	2006	—	—	—	—	—	—
	2005	—	—	—	—	—	—

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants
The Registrant's Board of Directors has appointed R.E. Bassie & Co. as independent public accountant for the fiscal year ending April 30, 2007 and 2006.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by R.E. Bassie & Co. for the audit of the Registrant's annual financial statements for the years ended April 30, 2006 and April 30, 2005, and fees billed for other services rendered by R.E. Bassie & Co. during those periods.

Year Ended
	April 30, 2007	April 30, 2006
Audit fees (1)	$64,000	$56,500
Audit-related fees (2)	N/A	N/A
Tax fees (3)	N/A	N/A
All other fees	N/A	N/A
 ______________
(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

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

LARREA BIOSCIENCES CORPORATION

/s/ Peter P. Smetek, Jr.
(Chief Executive Officer & Chief Financial Officer) Dated: April 30, 2007 Houston, Texas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Peter P. Smetek, Jr.	/
(Chief Executive Officer & Chief Financial Officer)
Dated:April 30,2007
Houston, Texas	Houston, Texas

Financial Statements

R. E. Bassie & Co.
Certified Public Accountants

6671 Southwest Freeway, Suite 550 Houston, Texas 77074 Tel: (713) 272-8500 Fax: (832) 202-0536 E-Mail: Rebassie@aol.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Larrea Biosciences Corporation:

We have audited the accompanying consolidated balance sheets of Larrea Biosciences Corporation and subsidiaries as of April 30, 2007 and 2006, and related consolidated statements of operations, stockholders' equity, and cash flows for the two-year period ended April 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. According, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Larrea Biosciences Corporation and subsidiaries as of April 30, 2007 and 2006, and the results of their operations and their cash flows for the two-year period ended April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has limited capital. The Company’s future operations are dependent upon its ability to obtain third party equity and/or debt financing and ultimately have future profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ R. E. Bassie & Co.

Houston, Texas
July 26, 2007

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2007 and 2006

	2007	2006
Assets
Current assets:
Cash	$4,019	$27,194
Accounts receivable, net of allowance of doubtful accounts of $17,507 at April 30, 2007 and $0 in 2006.	-	4,495
Inventories		83,311
Total current assets	4,019	115,000
Property and equipment, net	-	57,685
Patents and trademarks, net of accumulated amortization of $5,130 at April 30, 2007 and $3,510 at April 30, 2006	14,290	15,910
Total assets	$18,309	$188,595

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$18,837	$36,490
Due to shareholders	-	-
Short-term note payable to related party	1,052,779	1,152,263
Total current liabilities	1,071,616	1,188,753

Stockholders' equity (deficit):
Common stock, $0.0001 par value. Authorized 100,000,000 shares: 34,371,945 shares issued and outstanding at April 30, 2007, and 22,901,445 shares issued and outstanding at April 30, 2006	3,437	2,290
Additional paid-in capital	3,766,760	2,910,977
Accumulated deficit	(4,826,504)	(3,913,425)
Total stockholders' deficit	(1,053,307)	(1,000,158)
Total liabilities and stockholders' equity	$18,309	$188,595

See accompanying notes are integral part of these consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended April 30, 2007 and 2006

	2007	2006

Revenues	$345,643	$457,682

Cost of sales	319,802	153,024
Gross profit	25,841	304,658

Operating expenses:
Selling, general and administrative expenses	851,111	891,067
Total operating expenses	851,111	891,067
Operating loss	(825,270)	(586,409)

Other income (expenses):
Interest income	-	-
Interest expense on note to related party	(84,809)	(73,098)
Other expenses	-	(4,173)
Total other income (expenses)	(84,809)	(77,271)
Net loss	$(910,079)	$(663,680)

Net loss applicable to common shareholders:
Basic and diluted	$(0.03)	$(0.03)
Weighted average shares:
Basic and diluted	29,984,570	22,901,445

See accompanying notes are integral part of these consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Statements of Stockholders' Equity
For the Years Ended April 30, 2007 and 2006

	Common		Additional paid-in capital	Accumulated deficit	Total stockholders' deficit (deficit)
	shares	amount
Balance April 30, 2005	22,901,445	$2,290	$2,910,977	$(3,249,745)	$(336,478)
Net loss	-	-	-	(663,680)	(663,680)
Balance April 30, 2006	22,901,445	2,290	2,910,977	(3,913,425)	(1,000,158)

Issuance of shares for services	5,495,500	550	438,130	-	438,680
Conversion of Debt	5,975,000	597	417,653	-	418,250
Net loss	-	-	-	(910,079)	(910,079)
Balance April 30, 2007	34,371,945	$3,437	$3,766,760	$(4,823,504)	$(1,053,307)

See accompanying notes are integral part of these consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(910,079)	$(663,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	57,685	78,598
Amortization of patents	1,620	1,620
Stock based compensation related to restricted stock award	438,680	-
(Increase) decrease of operating assets, net of acquisition:
Accounts receivable	4,495	7,710
Inventories	83,311	44,828
Prepaid expenses and other current assets	-	(55,084)
Increase (decrease) in operating liabilities, net of acquisition:
Accounts payable and accrued expenses	(17,653)	(73,959)
Net cash used in operating activities	(341,941)	(659,967)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Repayment of borrowings from related party	(46,000)	-
Borrowing from related party	364,766	655,507
Net cash provided by financing activities	318,766	655,507

Net decrease in cash	(23,175)	(4,460)
Cash at end of year	27,194	31,654
Cash at end of period	$4,019	$27,194

Supplemental schedule of cash flow information:
Interest paid to related party	$46,000	$-

See accompanying notes are integral part of these consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
April 30, 2007

(1)	Summary of Significant Accounting Policies

Organization, Ownership and Business

The Company was incorporated as Sonic Media Corporation under the laws of the State of Nevada on May 1, 2002. The Company changed its name from Sonic Media Corporation to Larrea Biosciences Corporation (“Larrea”) on June 1, 2004.

Pursuant to the terms of a stock purchase agreement dated March 24, 2004 between Global Botanics, Inc. (“Global”), Larrea and the shareholders of Global, the shareholders of Global agreed to exchange all of their shares of Global for shares of Larrea. On closing of the stock purchase agreement on August 31, 2004, Larrea acquired all of the issued and outstanding shares of Global by issuing 3,500,000 restricted common shares of Larrea to the shareholders of Global. Due to common shareholders and directors, this transaction is considered to be a capital transaction in substance rather than a business combination and is equivalent to a reverse take-over by Global.

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

The Company is now focusing its operations on manufacturing, licensing and distributing “Green” dietary supplement.

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

Impairment of Long-Lived Assets

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. In accordance with SFAS No. 142, the expected present value of future cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, the expected present value of such assets did not exceed its carrying values and there was no impairment of the Company's patents at April 30, 2007

Revenue Recognition

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

Stock-Based Compensation

The Company grants shares of stock to employees and non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123R, "Accounting for Stock-Based Compensation" based on the grant date fair values.

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

New Standards Implemented

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 on January 1, 2006. Any impact on the Company’s consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

In 2006, the Financial Accounting Standards Board issued the following:

- SFAS No. 155: Accounting for Certain Hybrid Financial Instruments
- SFAS No. 156: Accounting for Servicing of Financial Assets
- SFAS No. 157: Fair Value Measurements
- SFAS No. 158: Employers’ Accounting for Defined Benefit Pension and Other
Postretirement Plans
- SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115
- FIN No. 48: Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company at this time; however, they may apply in the future.

(2)	Acquisition

On August 26, 2004, the Company entered into a Stock Purchase Agreement (“the Agreement”) to acquire 100% of the capital stock of LarreaRx, Inc ("LarreaRx") and its wholly-owned subsidiary, Larrearx Strategies, Inc. by issuing 3,100,185 of its restricted common stock. The acquisition was considered effectively closed on September 24, 2004.

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

	2005	2004
Revenues	$1,052,844	$152,000
Net loss	$(337,319	$(4,570)
Basic net loss per share	$(0.01)	$(0.0)

(3)	Inventories

Inventories consist of the following at April 30, 2007 and 2006:

	2007	2006
Resin – raw materials	$-	$51,450
Virastatin products – finish goods	-	31,861
Total inventories	$-	$83,311

The Company changed it suppliers in the current fiscal year and no longer stores inventory for manufacturing. Goods are shipped directly from the supplier to the customers.

(4)	Property and Equipment

Property and equipment is as follows at April 30, 2007 and 2006:

	2007	2006
Computer equipment	$72,193	$72,193
Computer software	63,524	63,524
Display equipment	984	984
Furniture and fixtures	30,094	30,094
Leasehold improvements	7,998	7,998
	174,793	174,793
Less accumulated depreciation and amortization	174,793	117,108
Net property and equipment	$-	$57,685

The property and equipment was fully depreciated during the fiscal year; however, the property and equipment is still in operations.

(5)	Short-Term Note Payable To A Related Party

The Company has obtained a line of credit of up to $1,000,000 through a lender, which is a related party. The note is payable to a company 50% owned by the Company's CEO. The balance outstanding on the note at April 30, 2007 was $1,052,779.

The promissory note is secured by a security interest created in a security agreement that covers all current assets of the corporation, including patents, intangibles, accounts receivable, customer lists, unissued treasury stock and all other assets either presently owned by the Company or acquired after the execution of the note dated October 6, 2004. The note is further secured by 51% of the common stock of the Company owned by A&H Holding Management Ltd.

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

As of the March 17, 2006, the Company was in default on payment on the note.

(6)	Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended April 30, 2007 and 2006 is as follows:

	April 30
	2007	2006
Tax benefit computed at statutory rate	$(309,000)	$(266,000)
Increase in valuation allowance	309,000	266,000
Tax benefit	$-	$-

The Company has current net operating loss carryforwards in excess of $4,800,000 as of April 30, 2007, to offset future taxable income, which expire 2027.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	April 30
	2007	2006
Deferred tax assets:
Net operating loss	$1,640,000	$1,331,000

Total deferred tax asset	1,640,000	1,331,000

Valuation allowance	(1,640,000)	(1,331,000)
Net deferred asset	$-	$-

At April 30, 2007, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

(7)	Segment Information

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

	April 30,
	2007	2006
Revenues:
United States	$262,205		$347,196
Canada	83,438		110,486
	$345,643		$457,682
Income (loss) from operations:		$	$
United States	(734,413)		(347,604)
Canada	(90,857)		(238,802)
	$(825,270)		$(586,409)
Long-lived assets:		$
United States	14,290		15,910
Canada	4,019		172,685
	$18,309		188,595

Sales are attributed to the country in which the customer takes delivery.

(8)	Going Concern

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

The Company’s future operations are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately have future profitable operations or generate income from its operations. The Company had a working capital deficiency of $1,067,597 at April 30, 2007. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management’s plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

(9)	Related Party Transactions

During the year ended April 30, 2007, the Company issued 3,785,500 shares of common stock to a company owned by the Company CEO. The stock was issued for services rendered at a value of $301,880, based on the market value of the stock on the date of the transaction.

During the year ended April 30, 2007, the Company issued 400,000 shares of common stock to two sons of the Company’s CEO for services rendered at a value of $32,000, based on the market value of the stock on the date of the transaction.

During the year ended April 30, 2007, the Company issued 250,000 shares of common stock to three former CFO’s of the Company for services rendered at a value of $20,000, based on the market value of the stock on the date of the transaction

During the year ended April, 30, 2007, the Company issued 5,975,000 shares of the Company’s common stock to a company owned by the Company’s CEO to convert $418,250 of related party debt to equity, based on the market value of the stock on the date of the transaction.