Form 10QSB
period 2007-07-31
LARREA BIOSCIENCES CORP
filed 2007-09-14
CIK 1175594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-QSB
_______________________

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-50281

LARREA BIOSCIENCES CORPORATION
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	68-0507505
(State of Incorporation)	(I.R.S. Employer Identification No.)

1628 Marshall, Houston, TX	77006
(Address of Principal Executive Offices)	(ZIP Code)

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

At July 31, 2007, the Registrant had 35,820,452 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

The Registrant's financial statements for the three-month periods ended July 31, 2007 and 2006 are attached to this quarterly report.

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

RESULTS OF OPERATIONS

Consolidated, for the Three Months Ended July 31, 2007, Compared With the Three Months Ended July 31, 2006)

The revenues for the three months ended July 31, 2007 were $96,303 as compared to $101,711 for 2006 or a decrease of $5,408. Cost of sales for three-month period was $17,244 as compared to $24,999 or a decrease of $7,755. Gross Margins for the three months ended July 31, 2007 increased to $79,059 as compared to $76,712 from 2006. Operating Expenses for the three-month period ended July 31 2007 were $177,547 as compared to $652,953 for the three-month period ended July 31, 2006. The decrease in expenses was due to a reduction of common stock being issued for services in 2007. For the three months ended July 31, 2007 we had an operating loss of $(98,488) as compared to $(576,241) for the comparable period in 2006. We had net loss for the three months ended July 31, 2007 of $(118,934) or $(.00) per share as compared to $(599,541) or $(0.03) per share for the same period last year.

Liquidity and Capital Resources

The Company had total assets $31,259 at July 31, 2007 as compared to $18,309 at April 30, 2007 or an increase in total assets of $12,950. Total liabilities at July 31, 2007 were $1,145,560 compared to $1,071,616 at April 30, 2007. Working capital deficit was $(1,132,017) as compared to $(1,067,597) at April 30, 2007.

For the three month period ended July 31, 2007, net cash provided by operating activities was $13,464 as compared to net cash used of $(22,105) for the three-month period ended July 31, 2006.

Net cash used in investing activities during three month period ended July 31, 2007 was $3,940 as compared to $0 in 2006. The Company purchased a new server to handle expected increase in operating activities.

 ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of July 31, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Reports on Form 8-K During the Period Covered by this Report: None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LARREA BIOSCIENCES CORPORATION

/s/ Peter P. Smetek, Jr.	/s/ Peter P. Smetek, Jr.
(Chief Executive Officer and Chairman)	(Chief Financial Officer)
Dated: September 11, 2007	Dated: September 11,2007
Houston, Texas	Houston, Texas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Peter P. Smetek, Jr.	/s/Peter P. Smetek, Jr.
(Chief Executive Officer and Chairman)	(Chief Financial Officer)
Dated: September 11, 2007	Dated: September 11, 2007
Houston, Texas	Houston, Texas

 Financial Statements

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets - July 31, 2007 and April 30, 2007 (Audited)	6
Unaudited Condensed Consolidated Statement of Operations - Three months ended July 31, 2007 and 2006	7
Unaudited Condensed Consolidated Statement of Cash Flows - Three months ended July 31, 2007 and 2006	8
Notes to Unaudited Condensed Consolidated Financial Statements	9

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
July 31, 2007 and April 30, 2007

	July 31, 2007	April 30, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$13,543	$4,019
Total current assets	13,543	4,019

Property and equipment, net	3,831	-
Patents, net	13,885	14,290
Total assets	$31,259	$18,309

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Accounts payable and accrued expenses	$72,335	$18,837
Accrued interest payable to related party	59,255	38,809
Short-term note payable to related party	1,013,970	1,013,970
Total liabilities - current	1,145,560	1,071,616

Stockholders' equity (deficit):
Common stock, $0.0001 par value, authorized 100,000,000 shares:
35,820,452 shares issued and outstanding at July 31, 2007 and
34,371,945 shares issued and outstanding at April 30, 2007	3,582	3,437
Additional paid-in capital	3,824,555	3,766,760
Accumulated deficit	(4,942,438)	(4,823,504)
Total stockholders' deficit	(1,114,301)	(1,053,307)
Total liabilities and stockholders' equity (deficit)	$31,259	$18,309

See accompanying notes to condensed consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three months ended July 31, 2007 and 2006
(Unaudited)

	Three-Months Ended	Three-Months Ended
	July 31, 2007	July 30, 2006

Revenues	$96,303	$101,711
Cost of sales	17,244	24,999
Gross profit	79,059	76,712

Operating expenses:
Selling, general and administrative expenses	177,033	634,600
Depreciation and amortization	514	18,353
Total operating expenses	177,547	652,953

Operating loss	(98,488)	(576,241)

Other expenses - interest expenses	(20,446)	(23,300)
Net loss	$(118,934)	$(599,541)

Net loss applicable to common shareholders:
Basic and diluted	$(0.00)	$(0.03)

Weighted average common shares:
Basic and diluted	35,426,452	22,955,920

See accompanying notes to condensed consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three months ended July 31, 2007 and 2006
(Unaudited)

	Three-Months Ended	Three-Months Ended
	July 31, 2007	July 31, 2006

Cash flows from operating activities:
Net loss	$(118,934)	$(599,541)
Adjustments to reconcile net loss
to net provided by (cash used) in operating activities:
Depreciation and amortization of property and equipment	109	17,948
Amortization of patents	405	405
Issuance of common stock shares for services	57,940	435,800
(Increase) decrease in operating assets:
Accounts receivable	-	(9,074)
Inventories	-	(37,441)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	53,498	146,498
Interest payable to related party	20,446	23,300
Net cash provided by (used in) operating activities	13,464	(22,105)

Cash flow from investing activities:
Purchase of property and equipment	(3,940)	-
Net cash used in investing activities	(3,940)	-

Cash flows from financing activities:
Proceeds from borrowing from related party	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	9,524	(22,105)

Cash at end of year	4,019	27,194
Cash at end of period	$13,543	$5,089

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2007 are not indicative of the results that may be expected for the year ending April 30, 2008.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's Form 10-KSB thereto for the year ended April 30, 2007.

The balance sheet at April 30, 2007 has been derived from audited financial statements at that date. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the year ended April 30, 2007 as contained in the Company's Form 10-KSB for the year ended April 30, 2007. Such financial statements should be read in conjunction with these financial statements.

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

(3) Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on May 1, 2006. Any impact on the Company’s consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

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

(4) Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $1,132,017 at July 31, 2007.

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

(5) Related Party Transactions

During the quarter ended July 31, 2007, the Company issued 1,448,507 shares of common stock to a company owned by the Company's CEO. The stock was issued for services rendered at a value of $57,940.