Form 10QSB
period 2007-10-31
LARREA BIOSCIENCES CORP
filed 2007-12-14
CIK 1175594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-QSB
___________________

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

At October 31, 2007, the Registrant had 35,820,452 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

The Registrant's financial statements for the three-month and six month periods ended October 31, 2007 and 2006 are attached to this quarterly report.

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

RESULTS OF OPERATIONS

Consolidated, for the Three Months and Six Months Ended October 31, 2007, Compared With the Three Months and Six Months Ended October 31, 2006

The revenues for the three-and six-month period ended October 31, 2007 were $64,909 and $161,212 as compared to $72,329 and $174,040 for 2006 or a decrease of $7,420 and $12,828. Cost of sales for three-month and six-month period was $13,267 and $30,511 as compared to $57,894 and 82,893 or a decrease of $44,627 and 52,382. Gross Margins for the three-month and six-month periods ended October 31, 2007 increased to $51,642 and 130,701 as compared to $14,435 and $91,147 from 2006. Operating Expenses for the three-month and six month period ended October 31 2007 were $13,932 and $191,479 as compared to $185,952 and $838,905 for the three-month and six month period ended October 31, 2006. The decrease in expenses was due to a reduction of common stock being issued for services in 2007. For the three-month and six-month period ended October 31, 2007 the company had an operating profit and loss of $37,710 and $(60,778) as compared to $(171,517 and $(747,758)) for the comparable period in 2006. We had net profit and net loss for the three-month and six-months ended October 31, 2007 of $16,468 and $(102,466) as or $(.00) per share as compared to $(195,867) and $(795,408) or $(0.01) and $(.03) per share for the same period last year.

Liquidity and Capital Resources

The Company had total assets $59,620 at October 31, 2007 as compared to $18,309 at April 30, 2007 or an increase in total assets of $41,311. Total liabilities at October 31, 2007 were $1,151,715 compared to $1,071,616 at April 30, 2007. Working capital deficit was $(1,109,297) as compared to $(1,067,597) at April 30, 2007.

For the six-month period ended October 31, 2007, net cash used by operating activities was $(3,919) as compared to net cash used of $(241,783) for the six-month period ended October 31, 2006.

Net cash used in investing activities during six-month period ended October 31, 2007 was $3,940 as compared to $0 in 2006. The Company purchased a new server and software to handle expected increase in operating activities.

 ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of October 31, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

LARREA BIOSCIENCES CORPORATION

/s/ Peter P. Smetek, Jr.	/s/ Peter P. Smetek, Jr.
(Chief Executive Officer and Chairman)	(Chief Financial Officer)
Dated: December15, 2007	Dated: December15,2007
Houston, Texas	Houston, Texas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Peter P. Smetek, Jr.	/s/Peter P. Smetek, Jr.
(Chief Executive Officer and Chairman)	(Chief Financial Officer)
Dated: Decembe 15, 2007	Dated: Decemberr 15, 2007
Houston, Texas	Houston, Texas

 Financial Statements

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets - October 31, 2007 and April 30, 2007 (Audited)	6
Unaudited Condensed Consolidated Statement of Operations - Three months and Six months ended October 31, 2007 and 2006	7
Unaudited Condensed Consolidated Statement of Cash Flows - Six months ended October 31, 2007 and 2006	8
Notes to Unaudited Condensed Consolidated Financial Statements	9

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
October 31, 2007 and April 30, 2007

	October 31, 2007	April 30, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$35,624	$4,019
Inventory	6,794
Total current assets	42,418	4,019

Property and equipment, net	3,722	-
Patents, net	13,480	14,290
Total assets	$59,620	$18,309

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Accounts payable and accrued expenses	$50,910	$18,837
Accrued interest payable to related party	47,371	38,809
Short-term note payable to related party	1,053,434	1,013,970
Total liabilities - current	1,151,715	1,071,616

Stockholders' equity (deficit):
Common stock, $0.0001 par value, authorized 100,000,000 shares:
35,820,452 shares issued and outstanding at October 31, 2007 and
34,371,945 shares issued and outstanding at April 30, 2007	3,582	3,437
Additional paid-in capital	3,824,555	3,766,760
Accumulated deficit	(4,920,232)	(4,823,504)
Total stockholders' deficit	(1,092,095)	(1,053,307)
Total liabilities and stockholders' equity (deficit)	$59,620	$18,309

See accompanying notes to condensed consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three months and Six ended October 31, 2007 and 2006
(Unaudited)

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006

Revenues	$64,909	$72,329	$161,212	$174,040

Cost of sales	13,267	57,894	30,511	82,893

Gross profit	51,642	14,435	130,701	91,147

Operating expenses:
Selling, general and administrative expenses	13,418	167,599	190,451	802,199

Depreciation and amortization	514	18,353	1,028	36,706

Total operating expenses	13,932	185,952	191,479	838,905

Operating income (loss)	37,710	(171,517)	(60,778)	(747,758)

Other expenses - interest expense to related party	(21,242)	(24,350)	(41,688)	(47,650)

Net loss	$16,468	$(195,867)	$(102,466)	$(795,408)

Net loss applicable to common shareholders:

Basic and diluted	$0.00	$(0.01)	$(0.00)	$(0.03)

Weighted average common shares:
Basic and diluted	35,820,452	28,348,945	35,622,452	25,625,195

See accompanying notes to condensed consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six months ended October 31, 2007 and 2006
(Unaudited)

	Six-Months Ended October 31, 2007	Six-Months Ended October 31, 2006

Cash flows from operating activities:
Net loss	$(102,466)	$(795,408)
Adjustments to reconcile net loss
to net provided by (cash used) in operating activities:
Depreciation and amortization of property and equipment	218	35,896
Amortization of patents	810	810
Issuance of common stock shares for services	57,940	435,800
(Increase) decrease in operating assets:
Accounts receivable	-	(5,196)
Inventories	(6,794)	(43,172)
Prepaid Expenses and othe current assets		(9,017)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	37,811	90,854
Interest payable to related party	8,562	47,680
Net cash provided by (used in) operating activities	(3,919)	(241,783)

Cash flow from investing activities:
Purchase of property and equipment	(3,940)	-
Net cash used in investing activities	(3,940)	-

Cash flows from financing activities:
Proceeds from borrowing from related party	39,464	230,883
Net cash provided by financing activities	39,464	230,883

Net increase (decrease) in cash	31,605	(10,900)

Cash at end of year	4,019	27,194
Cash at end of period	$35,624	$16,294
Supplemental schedule of cash flow information:
Interest payable to related party	$41,688	$16,000

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six month period ended October 31, 2007 are not indicative of the results that may be expected for the year ending April 30, 2008.

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

(4) Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $1,109,297 at October 31, 2007.

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

(5) Related Party Transactions

During the six month period ended October 31, 2007, the Company issued 1,448,507 shares of common stock to a company owned by the Company's CEO. The stock was issued for services rendered at a value of $57,940.