Form 10QSB
period 2008-01-31
LARREA BIOSCIENCES CORP
filed 2008-04-25
CIK 1175594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-QSB
_______________________

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

At January 31, 2008, the Registrant had 30,571,945 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

The Registrant's financial statements for the three-month and nine-month periods ended January 31, 2008 and 2007 are attached to this quarterly report.

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

RESULTS OF OPERATIONS

Consolidated, for the Three Months and Nine- Months Ended January 31, 2008, Compared With the Three Months and Nine-Months Ended January 31, 2007

The revenues for the three-and nine-month period ended January 31, 2008 were $56,330 and $217,542 as compared to $86,196 and $260,236 for 2007 or a decrease of $29,866 and $42,694. Cost of sales for three-month and nine-month period was $24,931 and $55,442 as compared to $66,948 and $149,841 or a decrease of $42,017 and $94,399. Gross Margins for the three-month and nine-month periods ended January 31, 2008 increased to $31,399 and $162,100 as compared to $19,248 and $110,395 from 2007. Operating Expenses for the three-month and six month period ended January 31 2007 were $20,894 and $212,373 as compared to $96,613 and $935,518 for the three-month and nine month period ended January 31, 2007. The decrease in expenses was due to a reduction of common stock being issued for services in 2008. For the three-month and nine-month period ended January 31, 2008 the company had an operating profit and loss of $10,505 and $(50,273) as compared to $(77,365) and $(825,123) for the comparable period in 2007. We had a net loss for the three-month and nine-months ended January 31, 2008 of $(16,420) and $(118,866) as or $(.00) per share as compared to $(97,451) and $(892,859) or $(0.01) and $(.03) per share for the same period last year.

Liquidity and Capital Resources

The Company had total assets $53,346 at January 31, 2008 as compared to $18,309 at April 30, 2007 or an increase in total assets of $35,037. Total liabilities at January 31, 2008 were $1,138,539 compared to $1,071,616 at April 30, 2007. Working capital deficit was $(1,101,772) as compared to $(1,067,597) at April 30, 2007.

For the nine-month period ended January 31, 2008, net cash used by operating activities was $(37,776) as compared to net cash used of $(341,638) for the nine-month period ended January 31, 2007.

Net cash used in investing activities during nine-month period ended January 31, 2008 was $3,940 as compared to $0.00 in 2007. The Company purchased a new server and software to handle expected increase in operating activities.The Company also invested in a new store front and upgraded web site. This enables the customers to purchase Larrea and Shegoi Products on line and allows faster service in regards to delivery times.

 ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of January 31, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. During the reporting period there was the possibility of unauthorized purchase of inventory and misappropriated funds. The Company is continuing its investigation of the possibility and will disclose its findings with the completion of its investigation.

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

LARREA BIOSCIENCES CORPORATION

/s/ Peter P. Smetek, Jr.	/s/ Peter P. Smetek, Jr.
(Chief Executive Officer and Chairman)	(Chief Financial Officer)
Dated:March, 2008	Dated: March ,2008
Houston, Texas	Houston, Texas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Peter P. Smetek, Jr.	/s/Peter P. Smetek, Jr.
(Chief Executive Officer and Chairman)	(Chief Financial Officer)
Dated March , 2008	Dated: March , 2008
Houston, Texas	Houston, Texas

 Financial Statements

6
7
8
9

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
January 31, 2008 and April 30, 2007

	January 31, 2008	April 30, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,767	$4,019
Inventory	35,000
Total current assets	36,767	4,019

Property and equipment, net	3,504	-
Patents, net	13,075	14,290
Total assets	$53,346	$18,309

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Accounts payable and accrued expenses	$16,492	$18,837
Accrued interest payable to related party	68,613	38,809
Short-term note payable to related party	1,053,434	1,013,970
Total liabilities - current	1,138,539	1,071,616

Stockholders' equity (deficit):
Common stock, $0.0001 par value, authorized 100,000,000 shares:
30,571,945 shares issued and outstanding at January 31, 2008 and
28,396,945 shares issued and outstanding at April 30, 2007	3,057	2,840
Additional paid-in capital	3,854,140	3,767,357
Accumulated deficit	(4,942,390)	(4,823,504)
Total stockholders' deficit	(1,085,193)	(1,053,307)
Total liabilities and stockholders' equity (deficit)	$53,346	$18,309

See accompanying notes to condensed consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three months and Nine months ended January 31, 2008 and 2007
(Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007

Revenues	$56,330	$86,196	$217,542	$260,236

Cost of sales	24,931	66,948	55,442	149,841

Gross profit	31,399	19,248	162,100	110,395

Operating expenses:
Selling, general and administrative expenses	20,894	96,613	212,373	935,518

Total operating expenses	20,894	96,613	212,373	935,518

Operating profit (loss)	10,505	(77,365)	(50,273)	(825,123)

Other expenses - interest expense to related party	(26,925)	(20,086)	(68,613)	(67,736)

Net loss	$(16,420)	$(97,451)	$(118,886)	$892,859)

Net loss applicable to common shareholders:
Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.03)

Weighted average common shares:
Basic and diluted	29,934,945	28,348,945	29,248,695	26,551,270

See accompanying notes to condensed consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine months ended January 31, 2008 and 2007
(Unaudited)

	Nine -Months Ended	Nine Months Ended
	January 31, 2008	January 31, 2007

Cash flows from operating activities:
Net loss	$(118,886)	$(892,859)
Adjustments to reconcile net loss
to net provided by (cash used) in operating activities:
Depreciation and amortization of property and equipment	436	53,844
Amortization of patents	1,215	1,215
Issuance of common stock shares for services	87,000	435,800
(Increase) decrease in operating assets:
Accounts receivable	-	(13,012)
Inventories	(35,000)-	(46,452)
Prepaid Expenses and othe current assets
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(2,345)	119,826
Interest payable to related party	29,804	-
Net cash provided by (used in) operating activities	(37,776)	(341,638)

Cash flow from investing activities:
Purchase of property and equipment	(3,940)	-
Net cash used in investing activities	(3,940)	-

Cash flows from financing activities:
Proceeds from borrowing from related party	39,464	313,329
Increase in bank over drafts	-	8,212
Net cash provided by financing activities	39,464	321,541

Net increase (decrease) in cash	(2,252)	(20,097)
Cash at end of year	4,019	27,194
Cash at end of period	$1,767	$7,097

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six month period ended January 31, 2008 are not indicative of the results that may be expected for the year ending April 30, 2008.

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

(3) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

In December 2007, the FASB issued SFAS No. 160. "Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51." SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15,_2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning May 1. 2007. We are assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company at this time; however, they may apply in the future.

(4) Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $1,101,772 at January 31, 2008.

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

(5) Related Party Transactions

During the quarter ended January 31, 2008, the Company issued 2,600,000 shares of common stock to a company owned by the Company's CEO. The stock was issued for services rendered at a value of $72,000.