Form 10KSB/A
period 2007-04-30
LARREA BIOSCIENCES CORP
filed 2008-05-20
CIK 1175594

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At April 30, 2007, the aggregate market value based of the 7,136,134 common stock held by non-affiliates of the registrant was approximately $1,184,025. At April 30, 2007, the registrant had 28,396,945 shares of common stock issued and outstanding.

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

Approximate Number of Holders of Common Stock: As of April 30, 2007, there were approximately 69 shareholders of record of our common stock, and there were 28,396,945 shares of common stock issued and outstanding.

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

Loss per share was $.03 in 2007 compared to $.03 in 2006. The weighted average number of shares outstanding for the years ending April 30, 2007 was 26,997,070 and 2006 was 22,901,445 respectively.

Stockholder deficiency at April 30, 2007 was $1,053,307 compared to stockholder deficiency of $1,053,307 at April 30, 2006.

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

Peter P. Smetek, Jr., CEO, CFO and Director, has been a Director of the Company since 2004. Mr. Smetek has 31 years experience in the securities and investment banking industry. He is the President of Smetek & Associates, Inc., a Consulting and Investment Banking Firm and is a former NASD broker dealer. He has experience as a former Vice Chairman of the Board and Director of a privately held pet food company, which grew from $12 million in sales to $240 million during his tenure, and was the Chairman and Chief Executive Officer of an oil field service company that employed as many as 180 people. He has also served on a number of boards of small start-up companies in the medical technology field, and computer technology area, one of which was an ASE listed company.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table contains the executive compensation to the chief executive officer of the Company for the periods set forth below.

Summary Compensation Table

					Long Term
		Annual Compensation			Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Peter P. Smetek, Jr., CEO, CFO and President (1)	2007	—	—	—	96,000	—	—
	2006	—	—	—	96,000	—	—
James A. Johnson, CFO and Secretary (2)	2006	—	—	—	—	—	—
	2005	—	—	—	—	—	—

(1) Portions of Mr. Smetek's compensation is accrued but deferred until the Company has sufficient cash flow to pay Mr. Smetek. His employment contract with the company allows him to covert his accrued salary expense to common stock of the Company at his option, which he converted.
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of April 30, 2007, the Registrant had 28,396,945 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	A & S Holdings Management, Ltd. (1)(2) c/o Larrea Biosciences Corporation 28 Parlament Street Nassau Bahamas	11, 679,737 shares	28.8%

Common Stock	Peter P. Smetek, Jr., CEO, CFO and Chairman c/o Larrea Biosciences Corporation 628 Marshall Houston, TX 77006	500,000 shares	1.8%

Common Stock	Robert Sinnott 3191 West Drake Drive Chandler, AZ 85226	3,585,574 shares	12.6%

Common Stock	Smetek & Associates 1628 Marshall Houston TX 77806	3,737,500 shares	13.2%

Common Stock	Smetek Van Horn & Cormack 28 Parlament Street Nassau The Bahamas	1,695,333 shares	6.0%

Common Stock	Smetek & Associates 28 Parlament Street Nassau Bahamas	1,750,508 shares	6.2%

Common Stock	SMI RE LTD 28 Parlament Street Nassau Bahamas until transferral of issued controls	2,374,667 shares	8.4%

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

/s/ R. E. Bassie & Co.

Houston, Texas
July 26, 2007

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2007 and 2006

	2007	2006
Assets
Current assets:
Cash	$4,019	$27,194
Accounts receivable, net of allowance of doubtful accounts of $17,507 at April 30, 2007 and $0 in 2006.	-	4,495
Inventories		83,311
Total current assets	4,019	115,000
Property and equipment, net	-	57,685
Patents and trademarks, net of accumulated amortization of $5,130 at April 30, 2007 and $3,510 at April 30, 2006	14,290	15,910
Total assets	$18,309	$188,595

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$18,837	$36,490
Due to shareholders	-	-
Short-term note payable to related party	1,052,779	1,152,263
Total current liabilities	1,071,616	1,188,753

Stockholders' equity (deficit):
Common stock, $0.0001 par value. Authorized 100,000,000 shares: 28,396,945 shares issued and outstanding at April 30, 2007, and 22,901,445 shares issued and outstanding at April 30, 2006	2,840	2,290
Additional paid-in capital	3,767,357	2,910,977
Accumulated deficit	(4,823,504)	(3,913,425)
Total stockholders' deficit	(1,053,307)	(1,000,158)
Total liabilities and stockholders' equity	$18,309	$188,595

See accompanying notes are integral part of these consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended April 30, 2007 and 2006

	2007	2006

Revenues	$345,643	$457,682

Cost of sales	319,802	153,024
Gross profit	25,841	304,658

Operating expenses:
Selling, general and administrative expenses	851,111	891,067
Total operating expenses	851,111	891,067
Operating loss	(825,270)	(586,409)

Other income (expenses):
Interest income	-	-
Interest expense on note to related party	(84,809)	(73,098)
Other expenses	-	(4,173)
Total other income (expenses)	(84,809)	(77,271)
Net loss	$(910,079)	$(663,680)

Net loss applicable to common shareholders:
Basic and diluted	$(0.03)	$(0.03)
Weighted average shares:
Basic and diluted	26,997,070	22,901,445

See accompanying notes are integral part of these consolidated financial statements.

LARREA BIOSCIENCES CORPORATION AND SUBSIDIARIES
Statements of Stockholders' Equity
For the Years Ended April 30, 2007 and 2006

	Common		Additional paid-in capital	Accumulated deficit	Total stockholders' deficit (deficit)
	shares	amount
Balance April 30, 2005	22,901,445	$2,290	$2,910,977	$(3,249,745)	$(336,478)
Net loss	-	-	-	(663,680)	(663,680)
Balance April 30, 2006	22,901,445	2,290	2,910,977	(3,913,425)	(1,000,158)

Issuance of shares for services	5,495,500	550	438,130	-	438,680
Conversion of Debt	-	-	418,250	-	418,250
Net loss	-	-	-	(910,079)	(910,079)
Balance April 30, 2007	28,396,945	$2,840	$3,767,357	$(4,823,504)	$(1,053,307)

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